Form 10-Q
period 2008-09-30
MACH ONE CORP
filed 2008-11-24
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-146744

MACH ONE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

6430 Congress Drive, West Bend, WI 53095
(Address of principal executive offices)

(262) 675-2499
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No ☒

As of September 30, 2008, 78,802,387 shares of common stock were outstanding.

MACH ONE CORPORATION AND SUBSIDIARY

Part II OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters of a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits	15
	Signatures	15
	Exhibits

MACH ONE CORPORATION AND SUBSIDIARY
BALANCE SHEET (unaudited)

Balance Sheet

	September 30, 2008	September 30, 2007

	(Unaudited)
Assets
Current Assets
Cash	$4,935	$48,730
Accounts Receivable	33,124	38,917
Deposits	2,200	2,200
Total Current Assets	40,258	89,847

Property and equipment, net	694,071	442,453

Total Assets	734,329	532,300

Liabilities and Stockholders' Equity

Accounts payable	$(3,600)	(3,600)
Accrued liabilities	323,373	278,410
Interest payable	0	9,046
Notes payable- short term	340,000
Total Current Liabilities	659,773	283,956

Notes payable- long term	1,175,000	904,567

Total Liabilities	1,834,774	1,188,423

Stockholders' Equity
Preferred Stock, $.05 par value 10,500,000 shares authorized,
5,420,000 and 5,420,000 shares issued and outstanding	271,000	271,000
Common Stock, $.001 par value authorized 239,500,000 shares authorized:
78,802,387 and 62,346,651 shares issued and outstanding	78,802	62,347
Additional paid in capital	1,671,865	572,247
Accumulated deficit	(3,122,112)	(1,561,717)

Total Stockholders' Equity	(1,100,445)	(656,123)

Total Liabilities & Stockholders' Equity	$734,429	532,300
The accompanying notes are an integral part of these financial statements.

MACH ONE CORPORATION AND SUBSIDIARY
STATEMENTS OF OPERATIONS (unaudited)

	3 month period ended Sept. 30,		9 month period ended Sept. 30,
	2008	2007	2008	2007
Income
Sales	1,646	41,104	84,073	95,718

Cost of sales	4,737	76,945	42,862	89,365

Gross profit	(3,091)	(35,841)	41,211	6,353

Expenses

Marketing & Advertising	1,291	907	4,304	10,785
Professional Fees	47,930	85,316	343,724	328,627
General and Administrative	88,517	106,034	392,400	236,055
Facility Expense	11,085	21,040	44,379	46,656
Depreciation	14,263	6,378	55,750	8,020
Amortization expense		12,500	-	37,500
Total expenses	163,086	232,175	840,557	667,643

Loss from operations	(166,177)	(268,016)	(799,346)	(661,290)

Other income (expenses)	948		948
Interest expense	-	(13,100)	(3,830)	(168,499)
Note expense			(50,000)

Net loss	(165,229)	(281,116)	(852,228)	(829,789)

Loss per common share	(0.002)	(0.005)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

MACH ONE CORPORATION AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30
	2008	2007

Cash flows from operating activities:
Net loss	$(852,228)	$(829,789)

Noncash items included in net income
Beneficial Conversion Feature		150,000
Depreciation and amortization	55,750	45,520
Compensation for Stock	282,500	156,000
(Increase) Decrease in:
Accounts receivable	(31,570)	(34,833)
Increase (decrease) in:
Accounts payable	-	(21,399)
Accrued expenses	34,764	123,826

Total adjustments	$341,444	$419,114

Net cash used in operating activities	$(510,784)	$(410,675)

Cash flows from investing activities:
Purchase of Equipment	(172,880)	(190,056)
Net Cash Used in Investing Activities	$(172,880)	$(190,056)

Cash flows from financing activities:
Increase in Notes Payable	681,671	496,383
Proceeds from issuance of stock	-	150,000
Proceeds from loans payable
Net cash provided by financing activities	$681,671	$646,383

Net increase (decrease) in cash	$(1,993)	$45,652

Cash, beginning of period	6,928	3,078

Cash, end of period	$4,935	$48,730

The accompanying notes are an integral part of these financial statements.

MACH ONE CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

 Note 1. Nature of Operations and Continuance of Business

We were organized as VDx, Inc. in August of 2004. In November of 2005, we acquired several product lines from BioQual, a company whose focus was primarily on contract research. Terms of the acquisition included a payment to purchase equipment, patent rights, license rights, and software for $250,000 plus a 3% royalty on bovine products capped at $2 million dollars. The $250,000 was paid as $50,000 at time of contract execution in November 2005, a $75,000 payment in March 2006 and a final $125,000payment in November 2006 that was extended to March 2007 by BioQual. As we took delivery of the equipment after the first payment but prior to the second, we designated the total consideration of $250,000 as a prepayment to the purchase agreement as title to the equipment would not transfer until the final payment was made. Once the final payment was made in March 2007, we transferred the equipment into property, plant, and equipment.

•	An equine Immunoglobulin for oral administration (Lyphomune(R) IgG) used for treatment for Failure of Passive Transfer (FAILURE OF PASSIVE TRANSFER) of immunity in newborn foals;

•	An oral/intravenous equine IgG also being sold under the name Lyphomune(R); and

•	Two colostrum replacement products for use in newborn foals.

All the above products purchased from BioQual have been modified by the Company for use in the bovine industry. The remaining product, which we call ImmunoGam™, is a colostrum replacement product manufactured from raw colostrum and containing high levels of immunoglobulins, necessary for the health of a newborn calf.

In January 2006, the shareholders of VDx, Inc. exchanged their shares in that corporation for shares of Mach One, an inactive publicly held company whose shares are traded in the Pink Sheets. Post merger, our previous business of manufacturing, marketing, selling and distributing diagnostic and monitoring equipment for measuring the levels of Immunoglobulin G (IgG) in horses and cattle and Not Esterified Fatty Acids (NEFA) in dairy cattle in order to assess conditions that may indicate an unhealthy condition in the foals and calves such as an inadequate immune system in the case of low IgG or an indication of a sick dairy cow as evidenced by a high NEFA level. We have determined that production and sale of our products acquired from BioQual will eliminate these adverse conditions and consequently the need to test for these conditions. . Consequently, we determined that testing would no longer be the major thrust of our business and will be discontinued by the end of 2008.

All of our revenues to date have been derived from the sales of diagnostic and monitoring equipment. Management has determined that sale of diagnostic and monitoring equipment should be discontinued and that the company should enhance the sale of colostrum replacement products. To date, there have been no substantial revenues from this business..

Immunoglobulins are proteins that are found in blood or other bodily fluids of vertebrates, and are used by the immune system to identify and neutralize foreign objects, such as bacteria and viruses. They are made of a few basic structural units called chains; each antibody has two large heavy chains and two small light chains. Antibodies are produced by a kind of white blood cell called a B cell. There are several different types of antibody heavy chain, and several different kinds of antibodies, which are grouped into different isotypes based on which heavy chain they possess. Five different antibody isotypes are known in mammals, which perform different roles, and help direct the appropriate immune response for each different type of foreign object they encounter. Colostrum contains levels of immunoglobulins dependent on outside influences including mother’s health, diet, age, and environmental factors.

Why do calves need quality colostrum? Although a cow provides nutrients for calf growth and development during gestation, there’s one thing she fails to provide during that time, antibodies in their bloodstream. Colostrum “transfers” immunity against infectious disease as well as nutrients and growth factors from the mother to the newborn calf. Colostrum replacement therapy allows for the calf to be guaranteed the proper amount of transfer of antibodies from the mother to the calf that allows for the prevention of diseases such as:

• Johne’s (Mycobacteria paratuberculosis)
• BLV (Bovine Leukosis Virus)
• Salmonella, E. coli
• Mastitis organisms

Failure of Passive Transfer occurs if calves do not receive adequate colostrum and is associated with increased disease and death losses.

Our business is that of colostrum replacement. Specifically, our product takes actual bovine colostrum and “remanufactures” it from a liquid form into a powder form that includes additional antibodies. It will replace the feeding of the raw colostrum to newborn calves with our enhanced colostrum powder. Though our product could theoretically be used to “supplement” the raw liquid colostrum, it is not its primary usage. Colostrum supplements are products designed to be used with liquid colostrum and are usually some form of mineral or herb. Our business plan calls for us to manufacture and sell colostrum replacement through our ImmunoGam™ product to dairies within the United States for use on Day 1 of a newborn calf’s life. The product in a modified form will also be used for Day 2-35 as a milk replacement. The plan calls for the company to reach 4 million cows under contract over the next 3 years. We have instituted our business plan as of May, 2008 with the initial production of product in test quantities.

We maintain our corporate office at 6430 Congress Drive, West Bend WI 53095. Our telephone number is (262) 675-2499.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s S-1 Registration Statement as effective September 19, 2008.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the nine month periods ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2008, there were no potentially dilutive securities.

g)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2008, the Company had no material uncertain tax positions.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.

l)        Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

3.	Related Party Balances/Transactions

We maintain an employment agreement with our President Mr. Tobin with a term of 5 years and termination for cause provisions. Termination without cause or if a change of control in the company occurs will result in a one-time payment to Mr. Tobin of 2.99 times his annual salary in place at the time of this provision being exercised. Mr. Tobin’s employment agreement began in January 2006 and accrues at $180,000 per year.

4.	Common Stock

For the nine month period ending September 30, 2008 the company issued 3,500,000 shares for consulting services valued at $175,000, 850,000 shares for technical services valued at 42,500, and 300,000 shares valued at $15,000 were issued for professional services. Of these issued shares, 250,000 valued at $12,500 were issued in the quarter ending September 30, 2008.

For the same period ending September 30, 2007, 1,000,000 shares valued at $50,000 were issued for consulting services, 400,000 shares valued at $20,000 were issued for professional services.

5.	Subsequent Events.

Subsequent to September 30, 2008, the Company held a closing on the sale to accredited investors of an aggregate of $550,000 of 12% Convertible Notes (the “Notes”). Each Note is convertible into shares of the Company’s $0.001 par value common stock at a price of $0.045 per share and is due May 15, 2009. The interest for the Notes accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Notes (or portion thereof), in cash or in stock, at the Company’s option. If the Company elects to make payment in common stock, such shares (“Interest Shares”) shall be payable at the rate of 1 Interest Share per $0.045 in interest due. The Notes may be prepaid at any time without penalty or premium.

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this prospectus, including the Management's Discussion and Analysis or Plan of Operation, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plan,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” and similar words and variations thereof. This prospectus contains forward-looking statements that address, among other things,

•	our financing plans,

•	regulatory environments in which we operate or plan to operate, and

•	trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,

•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,

•	risks relating to rapidly developing technology,

•	regulatory considerations;

•	risks related to international economies,

•	risks related to market acceptance and demand for our products and services,

•	the impact of competitive products, services, and pricing, and

•	other risks referenced from time to time in our SEC filings.

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this document. Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are “forward-looking statements.”

Overview

On January 17, 2006, we completed the acquisition of VDx, Inc., a Wisconsin corporation by issuing 30 million shares to Monte B. Tobin, the owner of VDx, Inc. Prior to this acquisition, the Company had no current operations. A manufacturer and distributor of veterinary diagnostic equipment and tests, VDx marketed and sold specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. We are currently in the process of discontinuing the testing business from the products VDx marketed and sold.

On March 31, 2006, we completed the acquisition of certain equipment and assets of BioQual, Inc. that will be integrated into our operations and be our primary business going forward. The acquisition included all equipment necessary for the manufacture of Colostral replacement products for cattle and horses and we paid consideration of $250,000 to BioQual for the acquisition. The $250,000 was paid as $50,000 at time of contract execution in November 2005, a $75,000 payment in March 2006 and a final $125,000payment in November 2006 that was extended to March 2007 by BioQual. As we took delivery of the equipment after the first payment but prior to the second, we designated the total consideration of $250,000 as a prepayment to the purchase agreement as title to the equipment would not transfer until the final payment was made. Once the final payment was made in March 2007, we transferred the equipment into property, plant, and equipment.

 We plan to market and sell a colostrum replacement product we manufacture to counteract Failure of Passive Transfer as it occurs in newborn foals and calves when antibodies are transferred in insufficient amounts from the mother’s colostrums. ImmunoGam™ is used as a colostrums replacement, supplement and prophylactic, in sterile powder form, and can be administered orally or intravenously. We are also further developing a proprietary procedure to allow for large scale manufacturing of colostral replacement products for market along with an added ingredient for mastitis and Johnnes disease.

We have not generated significant operating revenues, and as of September 30, 2008 we had incurred a cumulative consolidated net loss from inception of $3,122,112.

Results of Operations

 Three months ended September 30, 2008 compared to the three months ended September 30, 2007

For the three month period ended September 30, 2008, the Company had revenues of $1,646.

For the three month period ended September 30, 2008, the Company incurred total expenses of $163,086.

During the three months ended September 30, 2008, general and administrative expenses were $88,517 compared to $106,034 during the three months ended September 30, 2007, a decrease of $17,517 or 16.5%.

During the three months ended September 30, 2008, professional fees were $47,930 compared to $85,316 during the three months ended September 30, 2007, an decrease of $37,386 or 43.8%

Results of Operation: nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

For the nine month period ended September 30, 2008, the Company incurred total expenses of $840,557. These expenses primarily consisted of (1) $392,400, (2) $44,379 for facility expense, (3) $343,724 in professional fees; (4) $4,304 for marketing; and (5) $55,750 for depreciation expense.

During the nine months ended September 30, 2008, general and administrative expenses were $392,400 compared to $236,055 during the nine months ended September 30, 2007, an increase of $156,345 or 66%.

During the nine months ended September 30, 2008, professional fees were $343,724 compared to $328,627 during the nine months ended September 30, 2007, an increase of $15,097 or 4.6%.

 Liquidity and Capital Resources

As of September 30, 2008, the Company had $4,935 in cash and total assets of $734,329 compared to $6,928 in cash and total assets of $591,222 as of December 31, 2007. As of September 30, 2008, the Company’s working capital was $(619,515) compared to $(329,324) as of December 31, 2007.

During the nine months ended September 30, 2008, net cash used in operating activities was $510,784 compared to $410,675 during the nine months ended September 30, 2007.

Between October 15, 2008 and November 15, 2008, the Company held closings on an aggregate of $$550,000 of 12% Convertible Notes.

The Company’s operations and our efforts to grow its business further will require significant cash outlays and commitments. The Company anticipates expenditures will be related to the development of our products, product introduction and various other fixed costs and payroll to our management. The Company will need to seek additional capital within the next 12-18 months, potentially through debt or equity financings, to fund its operations and growth and may not be able to raise needed cash on terms acceptable to us or at all.

Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in Management's Discussion and Analysis of Financial Condition or Plan of Operation. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this form; however, we believe that none of them is considered to be critical.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 15, 2008 and November 15, 2008, the Company held closings on the sale to accredited investors of an aggregate of $550,000 of 12% Convertible Notes (the “Notes”). Each Note is convertible into shares of the Company’s $0.001 par value common stock at a price of $0.045 per share and is due May 15, 2009.

The interest for the Notes accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Notes (or portion thereof), in cash or in stock, at the Company’s option. If the Company elects to make payment in common stock, such shares (“Interest Shares”) shall be payable at the rate of 1 Interest Share per $0.045 in interest due. The Notes may be prepaid at any time without penalty or premium.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters of a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32. Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mach One Corporation

Date: November 24, 2008	By:	/s/ Monte B. Tobin
Monte B. Tobin, President and Chief Executive Officer

	By:	/s/ Monte B. Tobin
Monte B. Tobin, Chief Financial Officer