Form 10-K
period 2008-12-31
MACH ONE CORP
filed 2009-04-15
CIK 949189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-146744

MACH ONE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

974 Silver Beach Road Belgium, WI 53048
(Address of principal executive offices) (Zip Code)

(888) 400-7179
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:    Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     No   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Aggregate market value of the voting stock held by non-affiliates: $8,919,430.

Issuer revenues for its most recent fiscal year: $101,376.

Number of shares outstanding of each of the issuer's classes of common stock at March 31, 2009: Common Stock: 125,550,554.

Transitional Small Business Disclosure Format:   Yes   ☐    No   ☒

PART I.

ITEM 1.  BUSINESS

History

The Company was organized as Underdog, Inc., under the laws of the State of Utah on March 19, 1982. It changed its name to Cieber Resources, Inc., on March 1, 1985, then to Allstate Telecom, Inc. (“Allstate Utah”) on August 12, 1986 and finally to Mach One Corporation (“Mach One”) in connection with a business combination with a Nevada corporation, discussed below, on July 20, 1994.

In June, 1994, a principal shareholder of the Company proposed the acquisition of Mach One by the Company, but found that Allstate Utah had been administratively dissolved more than two years earlier and, therefore, could not be reinstated. At the suggestion of a clerk in the Utah Department of Commerce, however, the shareholder, acting as incorporator, organized a new Allstate Telecom, Inc. (“New Allstate”) under the laws of the State of Utah on June 29, 1994, to acquire the assets and liabilities of Allstate Utah, if any (even though new shares were issued or exchanged).

Although the question of whether the procedure suggested by the clerk, under good faith, satisfied all terms and conditions of law is not free from doubt, New Allstate changed its domicile to Nevada on July 20, 1994 by statutory merger with a newly organized Nevada corporation, also named Allstate Telecom, Inc. (“Allstate Nevada”), which acquired Mach One Corporation, a Nevada corporation, pursuant to an agreement and plan of merger. Allstate Nevada then changed its name to Mach One Corporation (the “Company” or “Mach One”).

In connection with the agreement and plan of merger, in addition to the 467,220 shares of preferred stock issued in exchange for $233,610, 3,500,000 shares of the Company’s common stock were issued to the shareholders of Mach One in exchange for the exclusive marketing right to certain products. On April 1, 1995, the Company issued 1,299,200 shares for the marketing rights, so the stock was issued at par value. The plastic injection equipment, at the time, Mach One’s sole tangible asset, had been acquired for 233,610 shares of its common stock at $1.00 per share. The equipment had previously been assigned to a creditor by a court in satisfaction of a judgment of $233,610, but there was no report, opinion or appraisal from an outside party as to the amount or fairness of the consideration for such equipment. The equipment was recorded at $233,610, the value of the court judgment.

On January 17, 2006 all of the outstanding shares of VDx were acquired by Mach One in exchange for 30,000,000 shares of common stock. Subsequent to the merger Mach One had 30,287,451 total common shares outstanding. Accordingly, this transaction has been accounted for as a reverse merger with VDx Inc. treated as the accounting acquirer as their stockholders control approximately 99% of the post-merger common stock. As such, the accompanying financial statements refer to the activity of VDx Inc. since its inception, August 9, 2004.

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between Mach One and Pacific Rim Foods, Ltd. (“Pacific Rim”) and Certain Shareholders of Pacific Rim, Mach One completed its acquisition of all of the issued and outstanding capital stock of Pacific Rim in exchange for 28,000,000 shares of Mach One common stock and an aggregate of $1,500,000 Five Year Zero Coupon Convertible Promissory Notes (collectively the “Exchange Securities”). The Exchange Securities were issued to the Pacific Rim shareholders in amounts equal to their percentage ownership in Pacific Rim. Pacific Rim is now a wholly-owned subsidiary of Mach One and its operations will continue to be conducted under the Pacific Rim name.

Business of the Company

The mission of Mach One is to seek, acquire and develop innovative global wellness organizations that provide bio-based solutions to help address one of the world’s most pressing and costly needs—positive, long-term health and longevity benefits for animals and humans. While animal wellness, organic and sustainable products are our initial, primary focus, we intend in the near future to add Nutraceuticals to our growing list of ventures.

Overview

Mach One has begun a process of gathering promising enterprises, biotechnologies, expertise and funding into a single organization that can address the needs of global wellness in a time of new threats and challenges. Currently we have three Mach One Operating Groups: Animal Wellness, Organics and Sustainables, and BioPharm Process Systems. They offer a broad range of solutions to wellness problems from helping calves develop immunity at birth to carefully managed organic grain crops to testing equipment that helps detect compromised food products long before they can cause a problem.

Most of the epidemics of the past hundred years or so have been started by animal diseases crossing over to humans. Swine and avian flu. Ebola and HIV from monkeys. Mad Cow disease and even modern black plague from rats. And of course, animals or plants infected with salmonella and E.coli are regularly in the news.

At Mach One we are committed to delivering solutions that positively impact global wellness—through application of biotechnology to enhance the defensive capabilities of both animal and human immune systems. While active immunity is based on a seek and destroy model that does not allow foreign intruders to survive once they enter the body, passive immunity reduces the chances of those intruders from ever entering in the first place. As a team, these two systems provide a much more formidable line of defense against anything that might compromise the integrity of wellness in animals and humans.

Our commitment is to bring to market passive immunity products that offer broad-spectrum solutions to the challenges food producers and consumer health providers face today.

In a global village, where our health, and the health of our food supply is vulnerable to the rapid spread of new and old threats, our vision at Mach One is to play a major role in sustaining wellness.

Acquisitions

In 2006, Mach One acquired VDx, a biotech company which specialized in immune/gamma globulin solutions (Iggs) for the equine and bovine markets. This organization, now operating as the Animal Wellness Group (AWG) is focused on creating targeted products that deliver positive impact on animal wellness. Products are currently marketed under the Bridge™ brand name. Using proprietary and patented protections, Bridge™ solutions provide vital wellness advantages and are currently focused on bovine herds facing a broad spectrum of stressful conditions. Mach One has continued to grow and today is a strong and vibrant organization with a commitment to innovative product development for other animal species as well as the human market. Mach One and AWG are headquartered in Belgium, Wisconsin.

Most recently, Mach One acquired Ceres Organic Harvest Inc. (Ceres) —a transaction that closed Feb. 24, 2009. Ceres is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supplies organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture’s (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One’s reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

Modular Process Constructors, LLC (dba MPS-BioPharm)—a transaction that closed Feb. 19, 2009— is now part of Mach One’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. With the addition of MPS-BioPharm, it enables Mach One to accelerate production of biopharmaceutical, Nutraceutical, and Bridge™ Iggs on a global basis. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

Animal Wellness Group

Mach One is a global wellness company that provides biotechnology based solutions to help address one of the world’s most pressing and costly needs—positive, long-term health and longevity benefits for disease-threatened animals of commercial operations. Through our AWG, we are focused on major opportunities within the commercial livestock and poultry industries—with an initial focus on the beef and dairy industries.

Production animals, particularly dairy cows and beef cattle, have two critical periods of vulnerability during their life span that can dramatically lower their productivity and threaten even their ability to survive—problems that cost production animal industries enormous amounts of money—hundreds, sometimes billions of dollars per year. One vulnerability period occurs during the first days of life when the immune system is in its development stage. And the second occurs when environmental factors such as shipping and receiving put the immune system under stress.

To address these high-stress and immune challenged times, our AWG has developed a line of unique and effective products which yield bottom line improvements. We provide targeted, broad spectrum immunoglobulins (Iggs) that offer a new level of cost effectiveness, improved health and ease of administration. AWG brings together proven science with cutting edge techniques for achieving totally new levels of success—for more efficient and effective ways to deliver essential, preventative strategies—giving beef and dairy herd managers a fresh line of defense against some of the biggest health challenges in the industry.

Organics and Sustainables Group

Ceres, the flagship of Mach One’s Organics and Sustainables Group (OSG), addresses the growing needs of food manufacturers in the organic foods market. The agriculture sector is faced with a growing challenge to increase production capacity for organic raw commodities and feed stocks that go into the finished products. Ceres has built a successful model for conducting business that meets this challenge. It has created reliable supply programs for its customers by working with organic producers, transportation companies, and food manufacturers to:

•	Contract crop production annually with growers over a wide growing region to limit the risks related to weather;

•	Create efficiencies in transportation and logistics for raw and finished products to control costs;

•	Manage the processing and inventory of the organic ingredients to meet the specifications and quantities of the end user; and

•	Access offshore resources for organic commodities and ingredients as a backup source of supply

Ceres creates a reliable production process that meets the needs of the market by enrolling the growers, manufacturers, and customers as stakeholders in the process of building sustainable supply-chains.

BioPharm Process Systems Group

Modular Process Systems-BioPharm is now a pivotal part of Mach One’s BioPharm Process Systems (BPS) Group. Along with servicing its key biopharmaceutical clients, BPS will also be integral in setting up and servicing the projected seventeen laboratories around the U.S.—for production of Mach One’s Animal Wellness Group Bridge™ product line. These labs are in plan to ramp up supply of various products, both animal and human, that are fundamental to Mach One’s business model.

Through our own skilled work force and a large network of subcontractors, BioPharm Process Systems (BPS) provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry—and has access to over 90,000 square feet of engineering and fabrication space. Additional products and services include professional project management, design qualifications, detailed design, component procurement, schedule metrics and reporting, data entry and environmental threats and opportunities modeling.

Our Products and Services

Dairy Products

AWG has developed a line of products called Bridge™ to help with the wellness management of dairy herds. We have a proprietary processing system that allows for the elimination of microorganisms from first milk that would otherwise be transmitted to a calf along with production of immunogens that can be used to immunize cattle. This process includes the collection of plasma from the vaccinated animals to produce the Bridge™ products which provides coverage of a broad spectrum of microbes. Key to our success has been our ability to demonstrate that delivery of Iggs to various mucus membrane lined parts of the animal’s body will prevent the entrance of microbes to those areas. The Iggs can be fed orally, sprayed into the mouth or nasal passages or given in dry form. We describe our process as Intramucosal Passive Protectant™. It is designed to cross-react with given groups of microbes such as Pasteurella, Hemophilus, M. paratuberculosis (Johnnes disease), Mycoplasma, E.coli, Salmonella, Mastitis organisms, Bovine Viral Diarrhea (BVD) viruses, and Influenza viruses such as H1N1, H3N2, and H5N2. This produces the concentrated, broad spectrum, functional bovine gamma globulins used in Bridge™.

Uses for our Bridge™ products are numerous. They are particularly important at the birth of a calf when its immune system is still challenged. Given within the first 12 hours via milk and then from day 2-35 as a milk replacement, the calf is protected and given a strong and healthy path to wellness. Bovines are also susceptible to stress and challenging health issues during shipping and adjusting to feed lots. Nasal sprays, lick tank solutions and mixing Bridge™ with normal feeding procedures allows herd managers to efficiently address these threats—no matter how Bridge™ products are administered.

Bridge™ Dairy Products

These products have concentrations designed for the specific needs of dairy herds.

Testing to guarantee the quality of our products includes:

•	Testing all animals for BVD, Johnnes disease and Mycoplasma

•	Testing each batch for BVD, Johnnes disease and Mycoplasma plus total plate counts

•	Quality Control for total Protein and total Iggs

1st Bridge™ — Dairy

This product is mixed with a calf’s first milk within six hours of birth. 1st Bridge™ helps a calf get off to an optimum start towards active immunity.

RP-Bridge™ — Dairy

This product is used to bridge the time of birth, weaning and feedlot arrival to help with respiratory challenges. It provides Intranasal Passive Protectant™.

GT-Bridge™ — Dairy

This product bridges the gap to aid in reducing respiratory and/or GI tract challenge responses. It helps the animal to get off to a good start towards active immunity and is delivered by mixing with standard rations.

LT-Bridge™ — Dairy

This product is mixed with standard lick tank mixtures to bridge the gap to aid in reducing respiratory and/or GI tract challenge responses. It also helps bridge the animal’s immunity under stressful conditions.

Beef Products

AWG Bridge™ products also help with the wellness management of beef herds. We offer a preventative approach with proprietary supplements that reduce the chance of microorganisms from even entering a newborn calf. Follow up feedings keep the calf safe from the second day until day 35 when the calf’s own immune system takes over. Bridge™ is also a great way to assist an animal’s immune system when it is under stress from shipping or adjustment to a new feed lot.

The AWG process includes the collection of plasma from vaccinated bovines to produce the Bridge™ products. Key to our success is our ability to demonstrate that delivery of Iggs to various mucus membrane lined parts of an animal’s body will prevent the entrance of microbes. The Iggs can be fed orally, sprayed into the mouth or nasal passages or given in dry form. We describe our process as Intramucosal Passive Protectant™. It is designed to cross-react with given groups of microbes such as Pasteurella, Clostridium, M. paratuberculosis (Johnnes disease), Mycoplasma, E.coli, Salmonella, Mastitis organisms, and BVD viruses. This produces the concentrated, broad spectrum, functional bovine gamma globulins that are at the core of our beef wellness solutions. Nasal sprays, lick tanks and mixing Bridge™ with normal feeding procedures allows herd managers to efficiently address a broad range of threats—no matter how Bridge™ products are administered.

Bridge™ Beef Products

These products have concentrations designed for the specific needs of beef herds. Testing to guarantee the quality of our products includes:

•	Testing all animals for BVD, Johnnes disease and Mycoplasma

•	Testing each batch for BVD, Johnnes disease and Mycoplasma plus total plate counts

•	Quality Control for total Protein and total Iggs

1st Bridge™ — Beef

This product is mixed with a calf’s first milk within six hours of birth. 1st Bridge™ helps a calf get off to an optimum start towards active immunity.

RP-Bridge™ — Beef

This product is used to bridge the immunity gap that exists from the time a calf is born until it is weaned. It can also be used during stressful times such as shipping and feedlot adjustment periods to help with respiratory challenges. It works as an Intranasal Passive Protectant™ and is delivered as a nasal spray.

GT-Bridge™ — Beef

This product bridges the gap to aid in reducing respiratory and/or GI tract challenge responses. It helps the animal to get off to a good start towards active immunity and is delivered by mixing with standard rations.

LT-Bridge™ — Beef

This product is mixed with standard lick tank mixtures to bridge the gap to aid in reducing respiratory and/or GI tract challenge responses. It also helps bridge the animal’s immunity under stressful conditions.

Distribution and Marketing Plan- Animal Wellness Group

There are over 50,000 dairies in the US housing over nine million cows, according to Hoarde’s Dairyman magazine. According to the Association of Veterinary Practitioners, there are also 4,500 veterinarians servicing the bovine market. Our marketing focus is on the top 20% of dairies, those with herds of 800 or more cows. We target these top-tier dairies through on-site sales calls. We will also use large third-party veterinary practices, already working on-site at the target dairies, to initiate and maintain relationships through their personnel. Our products have a broad spectrum market in the areas of veterinarian medicine, dairy farming, beef cattle, swine and the equine market. We continue to see new applications for our technology within various market segments that are adjacent to our stated businesses. We expect this trend to continue as our business gets critical early traction in various market segments.

We believe the capital investment in our products is less of a barrier to this target market than it would be to smaller farms. In addition, these larger firms typically have a large enough staff to provide dedicated staff members to concentrate on our processes and procedures. Dedicated manpower is important in running an ongoing nutrition correction program.

We understand that our equipment is not practical for all dairy farms or stables because of cost and manpower. Our goal is to provide one-stop-shopping making our food supplements available as a corrective action when our equipment and test kits indicate therapy is needed.

It is not uncommon to find cattle herds in which 40% of the calves exhibit Failure of Passive Transfer (FPT) (Source: The development, nutrition, and management of the young calf – Iowa State University Press – P188-189). FPT has no primary symptoms in itself, other than a predisposition to the foal developing infections. The only way to diagnose FPT is to test the animal’s blood Igg levels.

Calves and foals with FPT are more likely to develop septicemia, a life threatening bacterial infection. Septicemia can manifest as pneumonia, infected joints (septic arthritis), diarrhea and meningitis.

The calf or foal’s ability to absorb Iggs is optimal at birth and progressively declines. The highest rate of absorption occurs during the first 6 hours followed by a gradual slowing until 12 hours. From 12 to 24 hours there is a substantial decline in absorption. As a result, early testing and treatment of an Igg deficiency may mean the difference between a healthy calf or foal and a sick one.

The only way to increase immunoglobulin levels after 24 hours of age is to administer plasma, the immunoglobulin-containing portion of blood, to the calves or foals intravenously. Plasma can also be given to the younger high-risk animals with complete or partial FPT as a supplement to administration of colostrum.

Competition-Animal Wellness Group

The single large market participant is Land O’ Lakes®, a multinational corporation with sales in excess of $6.3 billion dollars. Though their main product line is dairy foods such as butter, they also have a colostrum replacement product they market through their feed division as Land O’ Lakes® Bovine IGG Colostrum Replacement. Accurate market share numbers are difficult to obtain through these business divisions, but it is estimated Land O’ Lakes® has upwards of a 30% share.

We recognize that bringing our proposed proprietary products and services to commercial scale will require significant capital, human resources and other assets which we may not be able to obtain in a timely fashion, if at all.  The entry of other large, well-capitalized competitors into this market, to the extent they can produce products and services which are environmentally friendly, economical and possess some or all of the other attributes that we believe our technology offers, could render our proposed products and services noncompetitive or obsolete.  Similarly, we may be unable to keep pace with technological developments or other market factors. Technological competition in this industry by companies, universities, governmental entities and others diversifying into the field is expected to increase and could become intense.  These organizations could have significantly greater research and development capabilities than we do and/or greater marketing, manufacturing, financial and managerial resources.  In addition, acquisitions of, or investments in, competing animal wellness companies by large corporations could increase these competitors’ research, financial, marketing, manufacturing, and other resources. Potential competitive technologies ultimately may prove to be safer, more effective or less costly than any technologies that we are developing currently or may develop in the future.

Regulation-Animal Wellness Group

The manufacturing, processing, formulating, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Federal Trade Commission and the USDA. These activities are also regulated by various agencies of the States, municipalities, and foreign governments of the countries in which the Company’s products are manufactured, distributed and sold. We do not intend to make any claims on our product labeling or literature that would cause the Federal Drug Administration to request proof of efficacy or require clinical trials of the products.

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. It is possible that a government entity could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s results of operations and financial condition. At this time we know of no such intention or eventuality.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

Our business plans described in this Annual Report remain subject to modification from time to time at the discretion of management and are further subject to various risks and uncertainties, some of which are described in Part I, Item 1A of this Annul Report.

Media Campaign

In January 2009, we entered into a contract with Envision Media of Santa Cruz, California to provide high-level marketing support to Mach One.

The key objective will be to develop a “living” plan documenting how Mach One will market its services and/or products to its target customers for the 2009 fiscal year.

The key deliverable will be a Mach One Marketing plan organized as follows:

o	Marketing Assessment

•	Top-line overview of mission, positioning, rationale, initiatives, goals, objectives, trends and directions, and services;

o	Research Analysis

•	Review of the market opportunity, target profiles, competitive offerings, background interviews/ surveys and research;

o	Products and Services

•	Overview of products, services and solutions;

o	Go-to-Market Infrastructure

•	Outline of the individual marketing programs including PR strategy, Web and print plans, co-marketing opportunities and resources to implement plan and programs;

o	Measurements / Metrics

•	Metrics and checkpoints to monitor feasibility, ROM (return on marketing), solution and/or partner success, market penetration, customer acceptance, etc.;

o	Timeline

•	Maps all high level activities and associated resources;

o	Budget

•	Budgets for internal resources, external programs, etc. broken down by quarter;

Subsequent Events

Acquisition of Pacific Rim Foods, Ltd.

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between Mach One and Pacific Rim Foods, Ltd. (“Pacific Rim”) and Certain Shareholders of Pacific Rim, Mach One completed its acquisition of all of the issued and outstanding capital stock of Pacific Rim in exchange for 28,000,000 shares of Mach One common stock and an aggregate of $1,500,000 Five Year Zero Coupon Convertible Promissory Notes (collectively the “Exchange Securities”). The Exchange Securities were issued to the Pacific Rim shareholders in amounts equal to their percentage ownership in Pacific Rim. Pacific Rim is now a wholly-owned subsidiary of Mach One and its operations will continue to be conducted under the Pacific Rim name.

Business of Pacific Rim

Pacific Rim is a development stage company with Interests in the food and energy sector in China and Australia. These Interests include equity, debt, options, insurance and intellectual property. The underlying commodities represented by these Interests include corn, oil and gas. These Interests represent minority stakes and as such they are recorded at cost and mark to market in each reporting period. The underlying valuation of the business entities reflected by these Interests may vary greatly from the recorded costs. Since some of the Interests are in the form of minority positions the percentage ownership of the financial statements of the underlying companies are not recorded on the financial statements of Pacific Rim. In addition, the financial statements of certain China Interests meet China Audit standards which may or may not reflect US GAAP Audit standards and as such if and when Pacific Rim exercises certain Options it would require either USA GAAP or International Standard Audits to be performed prior to entering into any control position. The development stage of Pacific Rim reflects its early Interests in acquiring and controlling a number of shelf stable food processing facilities in China with the intent of growing and processing a broad range of commodities. Its initial Interests have focused on sweet corn and its platform Interests include Jilin Jimei Foods Ltd which is the oldest sweet corn JV in China. The Interests in Jilin Jimei Foods Ltd include Options, Debt Instruments (Inventory Loans) and Intellectual Property (Trademark and Brands).

Acquisition of Modular Process Constructors, LLC

On February 18, 2009, Mach One consummated the acquisition and purchase from Thomsen Group, LLC (“Thomsen”) of all of the assets of Modular Process Constructors, LLC (“MPC”). Pursuant to the Agreement for Purchase and Sale of Business, in exchange for the MPC assets the Company issued to Thomsen 500,000 shares of restricted Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into two shares of Mach One common stock. In addition to the issuance of the Series B Preferred Stock, the Company executed an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPC for the years ending December 31, 2009, 2010, and 2011. The company changed its name to MPS BioPharm to better reflect its business model.

Business of MPS BioPharm

Mach One’s BioPharm Process Systems (BPS), through MPS BioPharm and a network of subcontractors, provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry, with access to over 90,000 square feet of engineering and fabrication space. Additional products and services include professional project management, design qualifications, detailed design, component procurement, schedule metrics and reporting, data entry and Enhanced Turn over Package modeling.

Acquisition of Ceres Organic Harvest, Inc.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization between Mach One and Ceres Organic Harvest, Inc. (Ceres), Mach One completed the acquisition of all of the issued and outstanding capital stock of Ceres in exchange for 8,000,000 shares of the Company’s common stock and 8,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one share of Mach One common stock.

Business of Ceres and Organic Grain and Milling (OGM)

Ceres provides certified organic ingredients, commodities, and custom services to the organic food industry. For 16 years Ceres has supplied production and processing of North American-grown organic wheat, durum, barley, oats, and other organic grains. Ceres’ products and services are designed to meet the needs of the rapidly expanding organic food market.

Ceres has established a network of business relationships that extends throughout the United States and Canada. The Company manages grain handling facilities in North Dakota and Arizona and operates within a worldwide network of organic producers and processors.

Ceres is committed to building strategic alliances between producers and processors of certified organic quality food products that support organic production. Together, these partnerships strive for equitable profitability, environmental sustainability, appropriate food processing and packaging, and a quality finished product.

Organic Grain and Milling, Inc. (OGM) is a North Dakota Corporation with facilities in North Dakota and Arizona. OGM’s primary facility is a grain handling and cleaning operation located in Clyde, ND. It is equipped to handle and store up to 250,000 bushels of wheat, barley, oats or other small grains.

OGM also operates a grain storage facility near Phoenix, Arizona, which is located on the Burlington Northern rail line. This location functions as a hub for our organic desert durum wheat and other commodities grown in the Southwestern United States.

OGM manages the procurement for all of the grain used by Ceres for their ingredient production and manages this function within its elevator operations.  OGM also contracts small grain production on behalf of other manufacturers and end users. OGM is uniquely positioned to service the growing need for organic grains.

OGM’s Resources:

•	Grain handling/processing, and storage facilities in close proximity to the major growing regions with access to rail and container loading facilities
•	Access to over 1000 growers throughout North America
•	Established goodwill amongst growers and grower groups in the Midwest, Upper Midwest and Southwest potions of the US, as well as the Canadian Prairies
•	Extensive knowledge of and business experience in the organic foods industry

Industrial Ingredients

Ingredient Production and Sales

A primary division of Ceres is that of the production and sale of various organic food ingredients.  It is a natural function of Ceres’ position within the supply-chain relationship.  The circular nature of this relationship connects the consumers, the farms, the millers, the manufacturers and the retailers.  All aspects of the cycle provide drive and energy for each segment.  Ceres provides management of ingredient production for the manufacturers as OGM provides the grain for the ingredient production.

Durum wheat production is a major aspect of the service provided by Ceres.  Ceres manages the milling relationships and works to attain the specifications required by the manufacturers.  From quality control to logistics to trouble shooting issues to personal service, Ceres is adept at and committed to providing customers with unique solutions for their fine products.  In addition to bulk sales to manufacturers, Ceres also maintains inventory in several locations around the country to provide more accessible bagged goods to distributors and pallet quantity users.

Closing of Convertible Debt Financing Round

In January of 2009, we executed $1,705,000 of promissory notes with 38 individuals. These notes carry an interest rate of 12% and are due 6 months from date of execution. The notes have a provision for conversion into equity of the company at 7.5 cents per share. If all notes are converted at the end of the term, an additional 22,733,333 shares will be issued.

Employees

As of the date of this Report, the Company has 19 full time employees.

ITEM 1A.  RISK FACTORS

A description of risk factors is not required for smaller reporting companies.  However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

•	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;
•	whether our products will perform as expected in commercial applications;
•	our ability to obtain any commercial financing to allow us to inventory for processing for our Organics and Sustainables Group, and to obtain such financing in amounts required and on commercially reasonable terms;
•	our ability to negotiate contracts and purchase orders with distributors and retailers;
•	risks related to inventory costs, shipping and handling and spoilage;
•	our ability to obtain one or more third-party manufacturers for our system components and other products;
•	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;
•	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;
•	whether our systems and products are viewed as providing the benefits we expect;
•	our systems and products performing in the manner we expect in customer applications and without any material modifications;
•	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;
•	whether the introduction of the Bridge™ brand will succeed in creating preferences with the consuming public;
•	the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;
•	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property;
•	the possible impact from competing products or technologies;
•	our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing system;
•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;
•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care;
•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;
•	changes in tax laws or the laws and regulations governing our products and on income generated outside the United States;
•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;
•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;
•	the stability of and fluctuations in currencies in which we conduct business;

•	threats or acts of terrorism or war; strikes, work stoppages or slowdowns by labor organizations in any countries in which we conduct business; and
•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

Risks Related to Our Stock

Stocks traded in the Pink Sheets or on the OTCBB are subject to limitations in connection with the availability of quotes and order information.

Our shares currently trade in the Pink Sheets. We have filed the application to seek quotation on the Over The Counter Bulletin Board. Trades and quotations in the Pink Sheets and on the OTCBB involve a manual process and the market information for those securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Stocks quoted in the Pink Sheets or on the OTCBB may be subject to delays in order communications.

Electronic processing of orders is not available for securities traded in the Pink Sheets or on the OTCBB and high order volume and communication risks may prevent or delay the execution of one’s trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of security orders for shares of our common stock, due to the manual nature of these markets. Consequently, you may not able to sell shares of our common stock at the optimum trading prices.

Penny stock regulations impose certain restrictions on marketability of our securities.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Subject to certain exceptions, penny stocks are stock:

•	With a price of less than $5.00 per share or an exercise price of less than $5.00 per share;
•	That are not traded on a “recognized” national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system; or
•	In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. In addition, the SEC currently intends to create additional obligations with respect to the transfer of penny stocks. Most importantly, the SEC proposes that broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules may restrict the ability of broker dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Those patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Risk of market fraud.

Shares traded in the Pink Sheets and OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

Limited liquidity in the Pink Sheets or on the OTCBB.

When fewer shares of a security are being traded in the Pink Sheets or on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry. Our shares average daily trading volume for the last two months is 125,000 per trading day.

Limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for Pink Sheets or OTCBB securities may be canceled or edited like orders for other securities. Due to the manual order processing involved in handling Pink Sheets and OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Demand for shares of our common stock may be decreased or eliminated.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock in the Pink Sheets or on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading in these markets may not have a bid price for shares of our common stock. Due to the foregoing, demand for shares of our common stock may be decreased or eliminated.

Our common stock has experienced a high degree of volatility in price and volume and may experience the same in the future.

The market price for our common stock in the past two years has experienced a high degree of volatility both in price and volume. The stock has a two year low of $0.015 which occurred on September 8, 2008 and a two year high of $0.36 occurring on January 9, 2009. Because of this, you may experience the same volatility in the future. You may or may not experience similar volatility in the future.

You may experience dilution in your ownership of shares of our common stock.

We have financed our operations, in large part, by issuing promissory notes convertible into our common stock. The prices at which the principal and interest of the convertible promissory notes are convertible into shares of common stock are less than the then-current bid price of our common stock. Sales of shares of our common stock at prices less than prevailing bid prices has had a dilutive effect on the owners of our common stock immediately prior to such sales or conversions. We have also issued a substantial number of shares of our common stock as payment to service providers for marketing and consulting services. To the extent we continue to issue shares of our common stock at prices less than the then-current bid prices or in connection with marketing and consulting services, existing owners of common stock will continue to suffer dilution of their share ownership. For the foreseeable future, we do not anticipate being able to issue shares of our common stock at prices equal, or substantially equal to, their bid prices at the time of such sales. Furthermore, sales of shares at prices less than the prevailing bid price of our common stock can be expected to result in downward pressure on our stock price.

In November of 2008 and January of 2009, we executed $2,250,000 of promissory notes with 44 individuals. These notes carry an interest rate of 12% and are due 6 months from date of execution. The notes have a provision for conversion into equity of the company. If all notes are converted at the end of the term, an additional 34,733,333 shares will be issued.

We have never paid dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future; therefore, returns on your investment may only be seen by the appreciation of the value in our securities. Investors should not rely on an investment in our stock for the payment of cash dividends.

We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price. We intend to retain earnings, if any, for use in the operation of our business and to fund future growth. Because of this, investors may only see a return on their investment if the value of the shares owned appreciates.

We have the ability, without shareholder approval, to issue preferred stock and designate the rights, preferences and privileges that may be senior to common stock.

We have a total of 10,500,000 authorized shares of preferred stock. The Board of Directors may determine, without shareholder approval, the rights, preferences and privileges of the preferred stock. Depending on the rights, preferences and privileges granted when the preferred stock is issued, it may have the effect of delaying, deferring or preventing a change in control without further action by the shareholders, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of and the voting and other rights of the holders of our common stock.

We can issue common stock without shareholder approval that may cause dilution to existing shareholders.

We have 239,500,000 authorized shares of common stock that can be issued by the Board of Directors. Under most circumstances the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

Our principal executive office is located at 974 Silver Beach Road, Belgium, Wisconsin 53004. The lease payment of $4,300 per month on 3,500 square feet of offices and manufacturing expires in March 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “MNCN” on the Pink Sheets.  The following table sets forth the high and low bid prices for shares of our common stock for 2007, 2008, and the first quarter of 2009 , as reported by the Pink Sheets Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW

2007	First Quarter	.20	.04
	Second Quarter	.19	.10
	Third Quarter	.15	.06
	Fourth Quarter	.11	.06

2008	First Quarter	.08	.04
	Second Quarter	.10	.03
	Third Quarter	.07	.015
	Fourth Quarter	.13	.02

2009	First Quarter	.36	.12

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Common Stock Currently Outstanding

As of March 31, 2009, 91,500,000 of our current outstanding shares consist of restricted common stock. Except for 31,000,000 shares recently issued, all of these shares remaining are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 455 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

The transfer agent and registrar for Mach One's common stock is Stalt, Inc., 671 Oak Grove Avenue Suite C Menlo Park, CA 94025 Telephone: (650) 321-7111

Recent Sales of Unregistered Securities

On January 3, 2009, Mach One granted a Warrant to purchase 200,000 shares of its common stock at an exercise price of $.125 per share to one of its legal counsel for services rendered. The exercise price was the fair market value of Mach One’s common stock on the date of grant. The Warrant expires on January 3, 2014.

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between the Mach One and Pacific Rim Foods, Ltd. (“Pacific Rim”) and Certain Shareholders of Pacific Rim, the Company issued 28,000,000 shares of its common stock and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (collectively the “Exchange Securities”) in exchange for of all of the issued and outstanding capital stock of Pacific Rim. The Exchange Securities were issued to the Pacific Rim shareholders in amounts equal to their percentage ownership in Pacific Rim. In accordance with the transaction Pacific Rim is now a wholly-owned subsidiary of Mach One. The Maturity Value on the Exchange Notes is $1,914,419.80. Payment of principal and accrued Original Issue Discount shall be due on or before December 31, 2013. Mach One is required to redeem the Exchange Notes if a merger or other change of control should occur prior to December 31, 2013. In addition, in the event Mach One completes a successful public offering, it may, without premium and upon written notice, redeem any outstanding Exchange Notes in whole, but not in part, in and amount equal to the principal and all accrued Original Issue Discount.

On February 18, 2009, Mach One issued 500,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to the Thomsen Group, LLC (“Thomsen”) for the purchase of all of the assets of Modular Process Contractors, LLC (“MPC”). Each share of Series B Preferred Stock is convertible into two shares of Mach One common stock. In addition to the issuance of the Series B Preferred Stock, Mach One entered into an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPC for the years ending December 31, 2009, 2010, and 2011.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization, Mach One issued 8,000,000 shares of its common stock and 8,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) in exchange for all of the issued and outstanding common stock of Ceres Organic Harvest, Inc. (Ceres). Each share of Series C Preferred Stock is convertible into one share of Mach One’s common stock.

600,000 shares were issued in 2008 for professional services to attorneys valued at $30,000.

6,675,000 shares were issued in 2008 for consulting, technical, administrative, and investment advisory services valued at $327,625.

We did not make any repurchases of our securities during the fourth quarter of fiscal year 2008.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company’s SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company. All the investors acquired their Warrant, shares and/or Exchange Notes for investment and not with a view toward distribution. All of the stock certificates and Exchange Notes issued, or to be issued upon conversion or exercise, to the Warrant holder, the thirty Pacific Rim shareholders and the stock certificates issued to Thomsen and to the six Ceres shareholders have been, or will be, affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the company issued the shares and Exchange Notes in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under.

Additional Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy, competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report, except as required by law; we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Plan of Operation

Overview

In 2006, Mach One acquired VDx, a biotech company which specialized in immune/gamma globulin solutions (Iggs) for the equine and bovine markets. This organization, now operating as the Animal Wellness Group (AWG) is focused on creating targeted products that deliver positive impact on animal wellness. Products are currently marketed under the Bridge™ brand name. Using proprietary and patented protections, Bridge™ solutions provide vital wellness advantages and are currently focused on bovine herds facing a broad spectrum of stressful conditions. Mach One has continued to grow and today is a strong and vibrant organization with a commitment to innovative product development for other animal species as well as the human market. Mach One and AWG are headquartered in Belgium, Wisconsin.

Most recently, Mach One acquired Ceres Organic Harvest Inc. (Ceres) —a transaction that closed Feb. 24, 2009. Ceres is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supplies organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture’s (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One’s reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

Modular Process Constructors, LLC (dba MPS-BioPharm)—a transaction that closed Feb. 19, 2009— is now part of Mach One’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. With the addition of MPS-BioPharm, it enables Mach One to accelerate production of biopharmaceutical, Nutraceutical, and Bridge™ Iggs on a global basis. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

Today Mach One and its three Operating Groups—Animal Wellness, Organics and Sustainables, and BioPharm Process Systems—offer a broad range of solutions to global health problems, from helping calves develop immunity at birth to carefully managing organic grain crops, to testing equipment that helps detect compromised food products long before they can cause a problem.

We have not generated significant operating revenues, and as of December 31, 2008 we had incurred a cumulative consolidated net loss from inception of $3,744,761.

For the years ended December 31, 2008 and 2007, our consolidated net losses were $1,474,877 and $1,487,955 respectively. Our current liabilities exceed current assets by $46,672.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 8-10 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

Over the next 12 months, we have contractual obligations of $51,600, primarily related to rent. These obligations total $273,950 over the next five years.

Results of Operations

Fiscal Year Ending December 31, 2008 Compared to Fiscal Year Ending December 31, 2007

Gross profits for the year ended December 31, 2008 were $69,413 compared to $78,242 for the same period last year. Gross profit decreased due to decreased sales of the Company’s glucose test for dogs and cats after discontinuing this part of the business. Executive salaries were $277,500 for the year with $180,000 being paid to our CEO and a partial year of $97,500 paid to our Chief Science Officer.

Professional expenses (consulting and professional fees) comparing the year ending December 31, 2008, to the year ending December 31, 2007, decreased from $825,623 to $588,855 due to additional in-house personnel being used instead of outside consultants. The majority of the amount making up the Professional fees were paid in common stock of the company and taken as an expense on the date issued at the value on that date.

Cost of sales and services were $34,752 for the year ended December 31, 2008 compared to $18,066 for the year ended December 31, 2007. This increase was primarily due to the discontinuance of our testing division and the final disposition of the product line.

General and administrative increased to $295,466 in 2008 from $40,737 in 2007. During 2008, the Company increased trade show attendance and resulting travel costs associated with this attendance as well as additional expenses associated with the increase in personnel.

The Company has accumulated deficit since inception of $3,744,761.

Liquidity and Capital Resources

We had a cash balance of $635,334 as of December 31, 2008 and a cash balance of $6,928 as of December 31, 2007. Cash increased with the placement of convertible note financing in November 2008 of $550,000 plus the cash acquired in the Pacific Rim Acquisition.

Marketable securities obtained from the acquisition of Pacific Rim totaled $483,900 as of market close on December 31, 2008.

As of December 31, 2008 we have current notes payable of $815,000 consisting of $715,000 of notes payable to twelve individuals under promissory notes executed in November and December of 2008 due in six months and a $100,000 note payable by Pacific Rim acquired in the transaction.

Factors that caused our cash flows from operations, investing activities, and financing activities to change for the period December 31, 2008 from December 31, 2007 were the increased usage of our stock as payment for professional services as well as an increase in financing received during December 2008 as a result of the $715,000 in promissory notes entered into with twelve individuals.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, the cost of filing, prosecuting, defending, and enforcing patent claims and other   intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain our goals. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

Off-balance Sheet Arrangements

Since our inception through December 31, 2008, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the long lived assets are to be held and reviewed for events or changes on circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether or not impairment to such value has incurred.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

Income Taxes

We account for income taxes under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There was no current income tax expense or benefit due to our not having any material operations from inception and for the years ending December 31, 2008 and 2007. Our deferred tax asset related to net operating loss carryforwards has been offset by a 100% valuation allowance.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of and for the year ended December 31, 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2008 and 2007.

Loss Per Share

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing  earnings  (loss)  available to common  stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share  reflects the potential  dilution,  using the treasury  stock method,  that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock that then shared in our earnings.  In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.  The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Contractual Cash Obligations and Contingent Liabilities and Commitments

We have contractual obligations and commitments with regards to operating lease arrangements. The following table quantifies our expected contractual obligations and commitments subsequent to December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease obligations	$273,950	$51,600	$159,490	$114,460

Cautionary Information Regarding “Forward-Looking Statements”

This Annual Report on Form 10-K includes certain statements about us that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to matters such as, among other things, product development and acceptance, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “seek,” “estimate,” “predict,” “approximate,” “potential,” “continue” or the negative of these terms.  Statements including these words and variations of these words, and other similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in our forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee any future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

Forward-looking statements made by us are based upon knowledge of our business and the environment in which we operate.  However, because of various risk factors, including those briefly listed in Part II, Item 1A above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report.  We cannot assure you that the results or developments we anticipate will be realized or, even if substantially realized, that those results or developments will result in the expected consequences or otherwise affect us, our business or operations in the ways expected.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, all of which are expressly qualified in their entirety by these cautionary statements.  Except to the extent required by law, we do not undertake any obligation to release or publish any revisions to our forward-looking statements, including without limitation those contained in this report, to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

Not applicable.

Item 9A(T) CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 and 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2007 and 2008.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of five members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position

Monte B. Tobin	61	Chairman, Chief Executive Officer, Secretary and Director
Patrick G. Sheridan	49	Chief Financial Officer
Peter Nash, Ph.D.	63	Chief Science Officer
Dennis Severson	51	Director
Mark D. Thomas	48	Director
Tad M. Ballantyne	53	Director
Brittin Eustis	49	Director

Monte Tobin – Chairman, Chief Executive Officer, Secretary and Director
Monte B. Tobin has served as chief executive officer of The Corporation for Advanced Applications since 1996. TCAA is in the business of bringing to market various otherwise unrelated products, each embodying a specific technology and for which its owners believe a market exists (e.g. a glucose testing product, a test for canine disorders and a fire retardant for use on mattresses and other fabrics). Our company’s products were originally among those marketed by TCAA through its then VDx subsidiary. Mr. Tobin acquired VDx from TCAA in 2004 under an agreement requiring Mr. Tobin to contribute 10% of the stock he receives from any acquiring corporation. TCAA received 3 million shares of Mach One Corporation. While Mr. Tobin expects to continue supervising the operations of TCAA, his activities on behalf of that corporation greatly diminished following the separation of VDx, and those activities are expected to remain minimal during the foreseeable future. Mr. Tobin served in the United States Air Force from 1966 to 1970 during which time he also attended the University of Maryland extension in Germany for two years, studying marketing and sales.

Patrick G. Sheridan-Chief Financial Officer
Mr. Sheridan was appointed Chief financial officer of the Company on March 4, 2009. From 2004 to the present Mr. Sheridan served as a consultant for Hudson Financial, one of the world’s largest professional staffing firms. His responsibilities included financial, advisory, and research positions with large cap companies and included management of global restructuring processes along with coordination of all accounting activities relating to acquisitions, financing. Pat also managed and prepared documentation for SEC reporting for public companies as well as development and documentation of Financing Offering Memorandums. From 1996 to 2004 was President and CFO of Leisure Product Solutions, a product development consulting firm. . From 1993 to 1996, Mr. Sheridan was Vice President and CFO of HMU Management Corporation providing financial, administrative and property management services to long-term care facilities. From 1988 to 1993, he worked as a Manager of Business Assurance for Coopers & Lybrand and acted as a managing auditor to healthcare and small cap companies. Mr. Sheridan served 6 years in the United States Navy as a Hospital Corpsman and Medical Lab Technician from 1981 to 1987. Mr. Sheridan is a CPA and received a BBA in Accounting from the University of North Florida.

Peter Nash, Ph.D. —Chief Science Officer
Peter Nash, Ph.D. originally studied to become a medical doctor and expected to treat human patients. After obtaining his Ph.D. in microbiology, he taught for 20 years at the Indiana School of Medicine, University of Minnesota and Minnesota State University, Mankato — covering 13 areas of medicine, from parasitology to immunology to virology. In 1984, Nash joined BSI, an emerging medical company (now called Surmodics) specializing in human diagnostics. While with BSI, Dr. Nash worked to develop tests for strep, whooping cough, salmonella, toxins and other diagnostics. In the late 1980s, Dr. Nash developed quick swab tests to detect Listeria in feedlots and E. coli in processing plants. During the first Gulf War, he worked on anthrax tests until government funding dissipated. Along with two other BSI founders Dr. Nash spun off Camas Inc. in 1987. From the University Technical Center in Minneapolis, they expanded their work in rapid human diagnostics to agriculture — researching Campylobacter, Pasteurella and E. coli 0157:H7 with federal funding. Under the direction of Dr. Nash, Camas did work for the U.S. Department of Defense, the U.S. Marine Corps, and the U.S.D.A. After nearly three decades of microbial study, Dr. Nash designed all-natural cattle feed additives to inhibit a dangerous E. coli 1057:H7 strain and improve feed efficiency with “impressive results.” Dr. Nash holds three patents as a result of his work.

Dennis Severson- Director
Mr. Severson is the President of Commerce Street Venture Group, a diversified private equity firm specializing in investing in small and medium sized companies, providing capital for growth and acquisitions. He has served in that capacity since 2005. From 2000 to 2005 Mr. Severson held various senior executive positions with Commerce Street.

Mr. Severson also serves as a director of OBN Holdings, an entertainment company engaged in television broadcasting, feature film and television production, and music production and distribution. He holds a Bachelor of Arts degree in Economics from the University of Hawaii.

Mark D. Thomas- Director
Mr. Thomas has been a Senior Infrastructure Engineer at Denver Water utility in Denver, Colorado, since February 2006. In that position he is responsible for that company’s communication systems. From 2001 to 2006 Mr. Thomas was the Operations Manager for Compel, LLC, a developer of data communication and telecommunication operations. Prior to Compel, Mr. Thomas was the Vice President of Northern Communications Group, a regional communications company.

Tad M. Ballantyne-Director
Mr. Ballantyne was appointed to the Board on January 7, 2009. Mr. Ballantyne is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., Thomsen Group, LLC, and Pacific Rim Foods Ltd.  Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc. (NASDAQ:LPHI). He also serves as an independent director and financial expert on the audit committee of Zeehan Zinc Limited (LSE:ZZL) and Empire Energy Corporation International (OTCBB: EEGC) and a director of Jilin Jimei Foods Ltd., a private company in Changchun China. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 17 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last four years in food processing plants in both the United States and Asia. He holds a Bachelor of Science degree in business management from the University of Wisconsin system.

Brittin Eustis-Director
Mr. Eustis was appointed to the Board on February 20, 2009. Mr. Eustis has over thirty years experience in the organic and natural food industry, both in management and field operations. Mr. Eustis has been the Chief Executive Officer and a director of Ceres Organic Harvest, Inc. since its inception in 1992.

Directors serve for a one-year term. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

Board Committees

Audit committee

The audit committee of our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Currently, all members of our board of directors participate in discussions concerning audit committee matters.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation and nominations to the board of directors.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Indemnification of Executive Officers and Directors

Our articles of incorporation generally provide that directors of the corporation shall not be held corporately liable except where applicable by Nevada statute. Articles of incorporation and our bylaws neither provides for nor precludes indemnification of our directors, officers and controlling person. In the event that a claim for indemnification (other than the payment by us of expenses incurred or paid by our sole director and officer in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers, and controlling persons, or insofar as indemnification under that Act is otherwise permitted, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange on which the Company’s securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. Five of the required seven Form 3‘s for the directors have been filed with the SEC. Messrs. Tobin and Severson have not filed their Form 3's as of the date of this form 10-K. There are no transfers of the Company’s common stock by any persons subject to Section 16(a) requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Chief Executive Officer during the last two fiscal years ended December 31, 2008 and 2007. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Name and Principal Position	Year	Salary $		Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Monte B. Tobin	2007	144,000		0	0	0	0	144,000
Chief Executive Officer	2008	180,000		0	0	0	0	180,000

Dr. Peter Nash	2008	97,500	(1)	0	0	0	0	97,500
Chief Science Officer

(1)     Dr. Nash’ employment agreement began on April 11, 2008.

The Company does not have any standard arrangements pursuant to which directors are compensated for services as directors.

Employment Agreements

The Company has an employment agreement with Mr. Tobin beginning in January 2006. The term of the agreement is for five years, Years 1-2 at $144,000 per year, and Years 3-5 at $180,000 per year. Bonus provisions also exist at the Board of Directors direction. The Agreement has cost of living increases, and has provisions for termination with cause. Provisions for termination without cause and for change in control of the company are also included and a payment of a one-time sum of 2.99 times the current annual salary is included.

The Company has an employment agreement with Dr. Nash beginning in April 2008. The term of the agreement is for three years at $130,000 per year. Bonus provisions also exist at the Board of Directors direction. The Agreement has cost of living increases, and has provisions for termination with cause. Provisions for termination without cause and for change in control of the company are also included and a payment of a one-time sum of 2.99 times the current annual salary is included.

Stock option plan

We do not have a stock option plan.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following tables set forth as of March 31, 2009 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our executive officers and directors, and all executive officers and directors of the Company as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name and Address	Title of Class	Shares Beneficially Owned		% of Shares Outstanding

Monte B. Tobin	Common	24,000,000		19.12%
6430 Congress Dr., West Bend, WI 53095

Dr. Peter C. Nash	Common	500,000		0.40%
18811 Maple Leaf Dr., Eden Prairie, MN 55346

Patrick G. Sheridan	Common	0		0%
6430 Congress Dr., West Bend, WI 53095

Mark A. Thomas	Common	4,600,000	(2)	3.66%
13277 Teller Lake Way, Broomfield, CO 80020

Dennis Severson	Common	1,000,000		0.80%
PO Box 593, Stillwater, MN 55082

Tad M. Ballantyne	Common	9,377,600	(3)	7.47%
5118 Hunt Club Dr., Racine, WI 53402	Class B Preferred	500,000	(4)	100%

Brittin Eustis	Common	4,800,000		3.82%
1295 Bandana Blvd. N., Ste. 240, St. Paul, MN 55108	Class C Preferred	4,800,000	(5)	60.00%

AAR Accounts Family Limited Partnership (6)	Common	11,216,307		8.93%
17 Beverly Rd., Little Neck, NY 11363

Empire Energy Corporation International	Common	9,761,400		7.77%
4500 College Blvd., Ste. 240, Leawood, KS 66211

Officers and Directors (7 persons)		48,677,600		39.89%

(1)	Includes 3,000,000 shares given to The Corporation for Advanced Applications of which Mr. Tobin is a majority shareholder and maintains beneficial ownership.

(2)	Includes 750,000 shares in the name of the Thomas Family Trust of which Mr. Thomas is the beneficial owner.

(3)	Includes 8,440,000 shares held by Mackay Limited Partnership over which Mr. Ballantyne exercises control.

(4)	All of these Class B Preferred Shares are owned by Thomsen Group, LLC of which Mr. Ballantyne is the majority owner. Each share of Class B Preferred Stock is convertible at any time into two shares of Common Stock.

(5)	Each share of Class C Preferred Stock is convertible at any time into one share of Common Stock.

(6)	Andrew A. Roth is General Partner of AAR Family Limited Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We lease our office and warehouse facility in Belgium Wisconsin from Monte B. Tobin, our President, and his wife, under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. Under the lease, rent increases are possible if property taxes increase. The Company would be responsible for a pro-rata share of the increase. We believe the rent and other terms of the lease are substantially equivalent to those that would prevail in an arms-length transaction between unrelated parties.

In April 2007, a company that Mach One’s CEO is a minority shareholder of (CAA) purchased a company called Cooler Solutions. Cooler Solutions is in the business of manufacturing and selling freezers for industrial applications. We purchase freezer boxes from Cooler Solutions for supply to our dairy customers. We will also be purchasing freezers for installation in our manufacturing facilities. The price of the freezer boxes to us is competitive to the market for these products. CAA could also possibly provide other goods and services to us throughout its normal course of business. Any of these products as sold by CAA will be competitively priced to the current market price of similar products.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the last two fiscal years, Larry O’Donnell, PC., the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2008, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2008.

	Year ended December 31,
	2008	2007
Audit Fees	$15,000	$8,600
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Pre-Approval of Non-Audit Services

The SEC adopted rules that require that before the independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement must be:

        - approved by our Audit Committee; or

        - entered into pursuant to pre-approval policies and procedures established by our Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and the policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Our Audit Committee requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before our independent auditor is engaged to perform it.  All services performed by our independent auditors in 2008 and 2007 were approved in accordance with the Audit Committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description

2.1	Plan and Agreement of Reorganization dated November 21,2008, between the Company and Pacific Rim Foods, Ltd. (1)
2.2	Agreement for Purchase and Sale of Business dated Feb.18, 2009 between the Company and Thomsen Group, LLC (2)
2.3	Earn-Out Agreement between the Company and Thomsen Group, LLC dated Feb. 18, 2009 (3)
2.3	Plan and Agreement of Reorganization dated Feb. 2, 2009 between the Company and Ceres Organic Harvest, Inc. (4)
3.1	Articles of Incorporation (5)
3.2	Articles of Merger filed August 10, 1994 (5)
3.3	Certificate of Amendment of Articles of Incorporation filed June 6, 2002 increasing authorized shares (5)
3.4	Certificate of Designation designating rights, powers and preferences of Preferred Stock (5)
3.5	Bylaws (5)
3.6	BioQual asset purchase agreement (5)
3.7	Mach One Vdx purchase agreement (5)
3.8	Certificate of Designation designating rights, powers and preferences of Series B Convertible Preferred Stock *
3.9	Certificate of Designation designating rights, powers and preferences of Series C Convertible Preferred Stock *
4.1	Form of 12% Convertible Note issued to AAR (5)
4.2	Form of 12% Convertible Note issued to John and Audrey Quackenbush (5)
4.3	Form of Promissory Note issued to investor in April 2007 (5)
4.4	Form of Five Year Zero Coupon Convertible Promissory Note due December 31, 2013
5.1	Opinion Steven L. Slaw, PC (6)
10.1	2005 Investment Advisory Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.2	Investment Banking Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.3	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to AAR placement (5)
10.4	Form of Securities Purchase Agreement with AAR (5)
10.5	Amendment to AAR Stock Purchase Agreement and related agreements (5)
10.6	Form of Security Agreement with AAR (5)
10.7	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to Quackenbush placement (5)
10.8	Form of Securities Purchase Agreement with John and Audrey Quackenbush (5)
10.9	Amendment to Quackenbush Stock Purchase Agreement and related agreements (5)
10.10	Form of Security Agreement with John and Audrey Quackenbush (5)
10.11	Employment Agreement with Monte B. Tobin (5)
10.12	Lease of plant facility (5)
10.13	Contract with Nutritional Solutions, LLC (6)
10.14	Nash Employment Agreement (7)

23.1	Consent of Steven L. Slaw, PC (Contained in Exhibit 5) (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Exec. Officer and Chief Fin. Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
(1)	Previously filed as exhibit 10.1 to the Company's Form 8-K filed January 16, 2009
(2)	Previously filed as exhibit 10.1 to the Company's Form 8-K filed February 26, 2009
(3)	Previously filed as exhibit 10.2 to the Company's Form 8K filed February 26, 2009
(4)	Previously filed as exhibit 10.3 to the Company's Form 8-K filed February 26. 2009
(5)	Previously filed in Company's SB-2 as amended with the SEC in October 2007.
(6)	Previously filed in Company's S-1 as amended with the SEC in July 2008.
(7)	Previously filed in Company's S-1 as amended with the SEC in September 2008.

FORM 8-K:

Form 8-K filed on September 23, 2008.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2009.

MACH ONE CORPOATION
By:	/s/ Monte B. Tobin
Monte B. Tobin, Chief Executive Officer (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Monte B. Tobin	Dated: April 14, 2009
Monte B. Tobin Chief Executive Officer, Secretary, and Director

/s/ Dennis Severson	Dated: April 14, 2009
Dennis Severson Director

/s/ Mark D. Thomas	Dated: April 14, 2009
Mark D. Thomas Director

/s/ Tad M. Ballantyne	Dated: April 14, 2009
Tad M. Ballantyne Director

/s/ Brittin Eustis	Dated: April 14, 2009
Brittin Eustis Director

Mach One Corporation

Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

Mach One Corporation

Index to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mach One Corporation

We have audited the accompanying balance sheets of Mach One Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. Mach One Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mach One Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry O’Donnell, PC
Larry O’Donnell, PC
Aurora, Colorado
April 13, 2009

Mach One Corporation
Balance Sheet
As of December 31, 2008 and 2007

	2008	2007

Assets

Current assets
Cash	$635,334	$6,928
Accounts Receivable	44,603	1,554
Total Current Assets	679,936	8,482

Other Current Assets
Loan Receivable	4,000
Accrued lease payments	7,196
Security Deposit	2,200	2,200
Marketable securities	483,900
Total Other Current Assets	497,296	2,200

Total Current Assets	1,177,232	10,682

Fixed Assets (net of depreciation)	771,030	580,540

Other Assets
Brand trademark	80,000
Prepaid management fees	210,000
Inventory advance	520,020
Goodwill	3,438,466
Total other assets	4,248,486

Total Assets	6,196,748	591,222

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable	$7,577	$—
Accrued interest payable	23,668	—
Accrued Expenses	377,659	288,609
Note payables-short term	815,000	51,397

Total current liabilities	1,223,904	$340,006

Long Term Liabilities
Long Term Notes Payable	3,164,268	$781,932

Total Long Term Liabilities	3,164,268	781,932

Total Liabilities	4,388,173	$1,121,938

Stockholders' Equity

Preferred Stock, $.05 par value authorized 10,500,000	$271,000	$271,000
Shares; Issued and Outstanding 5,420,000 Shares

Common Stock, $0.001 par value, authorized 239,500,000	111,093	73,153
Shares; Issued and Outstanding 111,094,054 shares

Treasury Stock	(143,456)
Additional Paid-in Capital	5,314,699	1,395,015

Retained Earnings	(3,744,761)	(2,269,884)

Total Stockholders' Equity	$1,808,575	$(530,716)

Total Liabilities & Stockholders' Equity	6,196,748	$591,222

See accompanying notes to financial statements

Mach One Corporation
Statements of Operations
For Each of the Two Years in the Period Ending December 31, 2008 and from Inception

	Year ended December 31,		Inception (Sept. 4, 2004) to
	2008	2007	December 31, 2008
Revenue
Sales	104,166	96,308	360,624

Total income	104,166	96,308	360,624

Cost of sales	34,752	18,066	127,992

Gross profit	69,413	78,242	232,632

Expenses

Marketing & Advertising	8,690	11,341	29,889
Professional Fees	588,855	825,623	1,848,761
Salaries & Benefits	348,348	295,269	643,617
Facility Expense	62,824	54,137	228,671
General & Admin Expense	295,466	40,737	548,263
Depreciation	89,037	46,906	135,943

Total expenses	1,393,219	1,274,013	3,435,144

Loss from operations	(1,323,806)	(1,195,771)	(3,202,512)

Other income (expenses)
Other Income	—	—	1,621
Interest expense	(151,071)	(17,184)	(168,870)
Note expense	—	—	(50,000)
Beneficial Conversion expense	—	(275,000)	(325,000)

Net loss	(1,474,877)	(1,487,955)	(3,744,761)

Loss per common share	(0.02)	(0.02)

Weighted shares	85,550,875	61,935,585

See accompanying notes to financial statements

Mach One Corporation
Statements of Stockholders' Equity
For the Period Ended December 31, 2008

	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2007	5,420,000	271,000	73,152,387	73,152	1,395,015	(2,269,884)	(530,717)

Shares issued for consulting services	—	—	3,250,000	$3,250	$159,250	—	$162,500

Shares issued for technical services	—	—	850,000	$850	$41,650	—	$42,500

Shares issued under terms of note	—	—	1,000,000	$1,000	49,000	—	$50,000

Professional services-attorney	—	—	300,000	$300	$14,700	—	$15,000

Shares issued for consulting services	—	—	250,000	$250	$12,250	—	$12,500

Shares issued for consulting services	—	—	600,000	$600	$29,400	—	$30,000

Shares issued for technical services	—	—	200,000	$200	$9,800	—	$10,000

Shares issued for investment advisory	—	—	250,000	$250	$12,250	—	$12,500

Shares issued for investment advisory	—	—	1,225,000	$1,225	$53,900	—	$55,125

Professional services-attorney	—	—	300,000	$300	$14,700	—	$15,000

Shares issued for administrative services	—	—	50,000	$50	$2,450	—	$2,500

Shares issued for PRF acquisition	—	—	28,000,000	$28,000	$3,472,000	—	$3,500,000

Shares issued upon Conversion of Note	—	—	1,666,667	$1,667	$48,333	—	$50,000

Treasury Stock	—	—	—	—	(143,456)	—	$(143,456)

Net Loss December 2008	—	—	—	—	—	(1,474,877)	(1,474,877)

Balance December 31, 2008	5,420,000	271,000	111,094,054	111,093	5,314,699	(3,744,761)	1,808,575

Mach One Corporation
Statements of Cash Flow
For Each of Two Years in the Period Ended December 31, 2008

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,474,877)	$(1,487,955)

Noncash items included in net income
Beneficial Conversion Feature	—	275,000
Depreciation and amortization	89,037	46,906
Compensation for Stock	407,625	709,400
Changes in operating assets/liabilities (net of acquisition):
Accounts receivable (increase) decrease	(43,049)	2,530
Accrued lease payments increase	(7,196)
Accounts payable decrease	—	(17,799)
Accrued expenses increase	102,717	134,025

Total adjustments	$549,134	$1,150,062

Net cash used in operating activities	$(925,743)	$(337,893)

Cash flows from investing activities:
Cash acquired from acquisition	337,458	—
Increase in Note Receivable	(4,000)	—
Purchase of Equipment	(277,299)	(349,356)

Net Cash Used in Investing Activities	$56,159	$(349,356)

Cash flows from financing activities:
Increase in Notes Payable	1,497,989	416,099
Proceeds from issuance of stock	—	275,000

Net cash provided by financing activities	$1,497,989	$691,099

Net increase in cash	$628,406	$3,850

Cash, beginning of period	6,928	3,078

Cash, end of period	$635,334	$6,928

See accompanying notes to financial statements

Mach One Corporation

Notes to the Financial Statements

As of December 31, 2008 and 2007
For Each of the Two Years in the Period Ended December 31, 2008

NOTE 1. NATURE OF BUSINESS

Mach One Corporation (the “Company”, “we” or “us”) is a global wellness company  that by using its proprietary scientific processes provides biotechnology based solutions to help address one of the world’s most pressing and costly needs—positive, long-term health and longevity benefits for humans and disease-threatened animals of commercial operations. Mach One provides targeted, broad spectrum immunoglobulins (IgGs) for nutraceutical products that offer a new level of cost effectiveness, improved health and ease of administration—with an initial focus on the dairy and beef industry. With our recent acquisition of Ceres Organic Harvest, Inc. and its subsidiary Organic Grain and Milling, Inc., we also supply organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a number of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content. Our most recent acquisition of BioPharm Process Systems (BPS) allows us to provide documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry, with over 90,000 square feet of engineering and fabrication space as well as a highly trained, skilled workforce. Additional products and services include professional project management, DQ design qualifications, detailed design, component procurement, schedule metrics and reporting, data entry and ETOP (Enhanced Turn Over Package) modeling.

The Company’s stock is listed on the Over-the-Counter listing service under the stock symbol MNCN.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mach One Corporation, VDx, Inc., and Pacific Rim Foods, Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from sales are recognized when invoiced.

Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities.  Minimal revenue has been generated to date and the Company has accumulated losses totaling $3,744,761 from inception through December 31, 2008.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 8-10 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

However, at this point, we have not specifically identified the type or sources of this funding.  We are exploring commercial and joint venture financing opportunities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under U.S. GAAP and has not generated significant revenues from its principal operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which is 5 to 10 years. Betterments, which extend the life of the asset, are capitalized, and maintenance and repairs are expensed as incurred.

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long lived assets are to be held and reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether an impairment to such value has occurred. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Research and Development Costs

Research and development costs are expensed as incurred, indicating commercial viability has not been obtained. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

Income Taxes

We account for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of December 31, 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value as of December 31, 2008. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Loss Per Share

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”   SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  Management does not believe such statement will have any impact on its future financial statements.

Also, on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.  Management does not believe such statement will have any impact on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. NOTES PAYABLE TO RELATED PARTIES

We lease our office and warehouse facility in Belgium Wisconsin from Monte B. Tobin, our President, and his wife, under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. The Tobin’s hold a note representing unpaid rent and interest from 2005 and 2006 totaling $105,861.73. Interest is at 12% per year.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 239,500,000 shares of $.0001 par value common stock. The Company has 111,094,054 shares of its common stock issued and outstanding at December 31, 2008. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. There were several issues and other activities involving common transactions during the year.

Preferred Stock

The Company is authorized to issue 10,500,000 shares preferred stock. The par value originally was $.50 per share. On May 24th , 2002, the preferred stock par value was changed to $.05 per share. On July 20, 1994, 467,220 shares of Preferred shares to officers and affiliates of the Company as partial consideration for the merger, at par $.50 per share. These shares are identified as Series A Convertible Preferred shares. They are convertible at any time into Common shares at a ratio of five (5) Common shares for each Preferred share. In addition, each Preferred share has one vote for each Common share outstanding. There is no liquidation preference relative to Preferred shares.

As of December 31, 2008 there are 5,420,000 Preferred Shares issued outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time. The Company has recently executed an agreement with the Preferred Shareholders for a return to the Company of 4,420,000 preferred shares.

Stock Issuances

In January 2008, the Company issued 300,000 shares valued at $15,000 for professional services and resulted in an immediate charge to operations.

In February 2008, the Company issued a total of 4,100,000 shares valued at $205,000 for consulting and technical services and resulted in an immediate charge to operations . In March 2008, the Company issued 1,000,000 shares to a note holder valued at $50,000 for executing an agreement to re-write the note on more favorable terms to the Company.

In August 2008, the Company issued 250,000 shares valued at $12,500 for consulting services and resulted in an immediate charge to operations.

In October 2008, the Company issued a total of 2,325,000 shares valued at $110,125 for consulting, technical, and investment advisory services and resulted in an immediate charge to operations.

In November 2008, the Company issued 300,000 shares valued at $15,000 for professional services and resulted in an immediate charge to operations.

In November 2008, the Company issued 1,666,667 shares valued at $50,000 for conversion of $50,000 worth of convertible notes dated December 2006. This was the final amount due under the notes.

In December 2008, the Company issued 28,000,000 shares valued at $3,500,000 to the shareholders of Pacific Rim Foods, Ltd. in exchange for their shares in Pacific Rim Foods under the acquisition agreement between the parties and the Company.

On December 31, 2008 ,pursuant to a Plan and Agreement of Reorganization between the Company and Pacific Rim Foods, Ltd. (“Pacific Rim”) and Certain Shareholders of Pacific Rim Foods, Ltd., the Company issued 28,000,000 shares of its common stock ( the “Exchange Stock”) and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (the “Exchange Notes”) (collectively the “Exchange Securities”) in exchange for of all of the issued and outstanding capital stock of Pacific Rim. The Exchange Securities were issued to the Pacific Rim shareholders in amounts equal to their percentage ownership in Pacific Rim. In accordance with the transaction Pacific Rim is now a wholly-owned subsidiary of the Company. The Maturity Value on the Exchange Notes is $1,914,419.80. Payment of principal and accrued Original Issue Discount shall be due on or before December 31, 2013. The Company is required to redeem the Exchange Notes if a merger or other change of control should occur prior to December 31, 2013. In addition, in the event the Company completes a successful public offering, it may, without premium and upon written notice, redeem any outstanding Exchange Notes in whole, but not in part, in and amount equal to the principal and all accrued Original Issue Discount. On February 18, 2009, the Company issued 500,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to the Thomsen Group, LLC (“Thomsen”) for the purchase of all of the assets of Modular Process Contractors, LLC (“MPC”). Each share of Series B Preferred Stock is convertible into two (2) shares of Mach One common stock. In addition to the issuance of the Series B Preferred Stock, the Company entered into an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPC for the years ending December 31, 2009, 2010, and 2011. On February 20, 2009, pursuant to a Plan and Agreement of Reorganization the Company issued for 8,000,000 shares of its common stock and 8,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) in exchange for all of the issued and outstanding common stock of Ceres Organic Harvest, Inc. (“Ceres”). Each share of Series C Preferred Stock is convertible into one (1) share of the Company’s common stock.

600,000 shares were issued in 2008 for professional services to attorneys valued at $30,000. 6,675,000 shares were issued in 2008 for consulting, technical, administrative, and investment advisory services valued at $327,625.

Officers and Directors Stock Compensation

Directors serve for a one-year term and are not compensated. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

Warrants

On January 3, 2009, the Company granted a Warrant to purchase 200,000 shares of its common stock at an exercise price of $.125 per share to one of its legal counsel for services rendered. The exercise price was the fair market value of the Company’s common stock on the date of grant. The Warrant expires on January 3, 2014.

The Company used a Black-Scholes-Merton pricing model with the following weighted average assumptions to determine the fair value of the warrants: expected volatility of 50%, a risk-free interest rate of 1.55%, an expected term of 5 years, and 0% dividend yield.

At December 31, 2008, there were no warrants outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

On January 7, 2009, pursuant to a Plan and Agreement of Reorganization between the Mach One and Pacific Rim Foods, Ltd. (“Pacific Rim”) and Certain Shareholders of Pacific Rim, the Mach One issued 28,000,000 shares of its common stock and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (collectively the “Exchange Securities”) in exchange for of all of the issued and outstanding capital stock of Pacific Rim. The Exchange Securities were issued to the Pacific Rim shareholders in amounts equal to their percentage ownership in Pacific Rim. In accordance with the transaction Pacific Rim is now a wholly-owned subsidiary of Mach One. The Maturity Value on the Exchange Notes is $1,914,419.80. Payment of principal and accrued Original Issue Discount shall be due on or before December 31, 2013. The Mach One is required to redeem the Exchange Notes if a merger or other change of control should occur prior to December 31, 2013. In addition, in the event the Mach One completes a successful public offering, it may, without premium and upon written notice, redeem any outstanding Exchange Notes in whole, but not in part, in and amount equal to the principal and all accrued Original Issue Discount. Our director, Mr. Tad Ballantyne was a shareholder in Pacific Rim Foods and received securities in Mach One in trade for his PRF shares.

On February 18, 2009, the Mach One issued 500,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to the Thomsen Group, LLC (“Thomsen”) for the purchase of all of the assets of Modular Process Contractors, LLC (“MPC”). Each share of Series B Preferred Stock is convertible into two (2) shares of Mach One common stock. In addition to the issuance of the Series B Preferred Stock, the Mach One entered into an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPC for the years ending December 31, 2009, 2010, and 2011. Our director, Mr. Tad Ballantyne is a majority shareholder of Thomsen.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization the Mach One issued for 8,000,000 shares of its common stock and 8,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) in exchange for all of the issued and outstanding common stock of Ceres Organic Harvest, Inc. (“Ceres”). Each share of Series C Preferred Stock is convertible into one (1) share of the Mach One’s common stock. Our director, Mr. Britt Eustis received securities in Mach One for his Ceres shares.

Additional related party transaction involving loans are described in Note 3.

NOTE 6. MEDIA AGREEMENT

In January 2009, we entered into a contract with Envision Media of Santa Cruz, California to provide high-level marketing support to Mach One.

The key deliverable will be a Mach One Marketing plan organized as follows:

Marketing Assessment

Top-line overview of mission, positioning, rationale, initiatives, goals, objectives, trends and directions, and services

Research Analysis

Review of the market opportunity, target profiles, competitive offerings, background interviews/surveys and research

Products and Services

Overview of products, services and solutions

Go-to-Market Infrastructure

Outline of the individual marketing programs including PR strategy, Web and print plans, co-marketing opportunities and resources to implement plan and programs

Measurements / Metrics

Metrics and checkpoints to monitor feasibility, ROM (return on marketing), solution and/or partner success, market penetration, customer acceptance, etc.

Timeline

Maps all high level activities and associated resources

Budget

Budgets for internal resources, external programs, etc. broken down by quarter

To date, we have paid Envision Media and its contractors $88,000 and anticipate another $75,000 to be paid in 2009. We also anticipate paying 300,000 shares of our stock to the contractors.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease all our headquarters and engineering facilities in Belgium, Wisconsin. We do not lease automobiles for officers or any office equipment. Our current lease runs through 2010 and we anticipate a renewal for 3 years in 2011 on substantially the same terms. Future minimum lease payments required on these non-cancelable operating leases are as follows:

Year ended December 31,	Amount

2009	51,600
2010	53,148
2011	54,742
2012	56,384
2013	58,076

$226,150

NOTE 8. INCOME TAXES

We do not have significant income tax expense or benefit from inception through December 31, 2008. Our tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2008 and 2007. Our tax net operating loss carry forward approximates $1.1 million at December 31, 2008. Some or all of such loss carry forward may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at December 31, 2008 and 2007 as follows:

	2008	2007

Net operating loss carryforward	$3,744,761	$2,219,884
Less valuation allowance	$(3,744,761	$(2,219,884)

Net deferred tax asset	$—	$—

NOTE 9. SUBSEQUENT EVENTS

Tad Ballantyne was added as a director in 2008 simultaneous with the acquisition of Pacific Rim Foods. Britt Eustis was added as a director in 2009 simultaneous with the acquisition of Ceres Organic Health. Patrick Sheridan was hired as our CFO in March 2009.