Form 10-Q
period 2009-03-31
MACH ONE CORP
filed 2009-05-22
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                       Commission file number: 333-146744

                              MACH ONE CORPORATION
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                               88-0338837
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or organization)

                    974 Silver Beach Road, Belgium, WI 53004
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (888) 400-7179
                             -----------------------
                           (Issuer's telephone number)


                    6430 Congress Drive, West Bend, WI 53095
                    ----------------------------------------
       (Former name, former address and former fiscal year, if applicable)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer     [ ]         Accelerated filer [ ]
     Non-accelerated filer       [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes [ ] No [X]

As of May 15, 2009, 131,833,880 shares of common stock were outstanding.

                              MACH ONE CORPORATION

                                      INDEX

Part I - FINANCIAL INFORMATION

   Item 1    Financial Statements
             Balance Sheets at March 31, 2009 (unaudited) and
             December 31, 2008 (audited)                                      2
             Statements of Operations for the three months ended
             March 31, 2009 and 2008 (unaudited)                              3
             Statements of Cash Flows for the three months ended
             March 31, 2009 and 2008 (unaudited)                              4
             Notes to Financial Statements (unaudited)                        5
   Item 2    Management's Discussion and Analysis or Plan of
             Operations                                                      16
   Item 3    Qualitative and Quantitative Disclosures about
             Market Risk                                                     18
   Item 4T   Controls and Procedures                                         18

Part II OTHER INFORMATION

   Item 1    Legal Proceedings                                               18
   Item 1A   Risk Factors                                                    18
   Item 2    Unregistered Sales of Equity Securities and Use of
             Proceeds                                                        19
   Item 3    Defaults Upon Senior Securities                                 19
   Item 4    Submission of Matters of a Vote of Security Holders             19
   Item 5    Other Information                                               19
   Item 6    Exhibits                                                        19
             Signatures                                                      20
             Exhibits



                              MACH ONE CORPORATION
                    CONSOLIDATED BALANCE SHEETS (unaudited)



                                                                       March 31,     December 31,
                                                                         2009            2008
                                                                     ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $    533,475    $    635,334
   Accounts receivable, net                                               859,496          44,603
   Accounts receivable pledged as collateral                              301,598              --
   Other receivable                                                       560,000              --
   Marketable securities                                                  384,803         483,900
   Inventory, net                                                       2,230,557         520,020
   Other current assets                                                    55,155          13,395
                                                                     ------------    ------------

      Total Current Assets                                              4,925,084       1,697,252
                                                                     ------------    ------------

   Property and equipment, net                                          1,006,312         771,030
   Goodwill                                                             6,326,039       3,438,466
   Brand trademark                                                         80,000          80,000
   Prepaid management fees                                                202,500         210,000
                                                                     ------------    ------------
         TOTAL ASSETS                                                $ 12,539,935    $  6,196,748
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $  2,637,371    $      7,577
   Accrued expenses                                                       610,013         401,327
   Short-term notes payable and other debt                              2,776,810         815,000
   Deferred revenue                                                        60,725              --
   Current portion of long-term debt obligations                           21,050              --
                                                                     ------------    ------------

      Total Current Liabilities                                         6,105,969       1,223,904
                                                                     ------------    ------------

   Long-term debt, net of current portion                               3,209,966       3,164,268

   Non-controlling interest in variable interest entity                   (46,888)             --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $.05 par value, 10,500,000 shares authorized ,
     9,500,000 and 5,540,000 shares issued and outstanding                475,000         271,000
   Common stock, $.001 par value, 239,500,000 shares authorized,
     121,367,387 and 111,094,054 shares issued and outstanding            121,366         111,093
   Common stock issuable $.001 par value, 2,500,000 shares                221,000              --
   Treasury Stock                                                        (445,579)       (143,456)
   Additional paid-in capital                                           7,699,926       5,314,699
   Accumulated deficit                                                 (4,699,291)     (3,744,760)
   Accumulated other comprehensive loss                                  (101,534)             --
                                                                     ------------    ------------

      Total Stockholders' Equity (Deficit)                              3,270,888       1,808,576
                                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 12,539,935    $  6,196,748
                                                                     ============    ============


   The accompanying notes are an integral part of these financial statements


                              MACH ONE CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                   Three Months Ended
                                                             ------------------------------
                                                                March 31,        March 31,
                                                                  2009             2008
                                                             -------------    -------------
Sales, net                                                   $     811,448    $      60,407

Cost of goods sold                                                 719,612           28,098
                                                             -------------    -------------

   Gross profit                                                     91,836           32,309

Operating expenses                                                 811,399          414,002
                                                             -------------    -------------

   Loss from operations                                           (719,563)        (381,693)
                                                             -------------    -------------

Other expense:
   Interest expense                                               (281,856)         (53,360)
                                                             -------------    -------------
Total other expense                                               (281,856)         (53,360)
                                                             -------------    -------------

   Loss before provision for income taxes                       (1,001,419)        (435,053)

Income tax provision                                                    --               --
                                                             -------------    -------------

   Net loss                                                     (1,001,419)        (435,053)

Less: net loss attributable to non-controlling interest in
variable interest entities                                          46,888               --
                                                             -------------    -------------

   Net loss attributable to Mach One Corporation             $    (954,531)   $    (435,053)
                                                             =============    =============

   Net loss per common share (basic and diluted)             $       (0.01)   $       (0.01)
                                                             =============    =============

   Weighted average shares outstanding:
   Basic and diluted                                           115,094,054       74,502,000
                                                             =============    =============


   The accompanying notes are an integral part of these financial statements


                              MACH ONE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                        Three Months Ended
                                                                     --------------------------
                                                                       March 31,     March 31,
                                                                         2009          2008
                                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                                           $  (954,531)   $  (435,053)

Adjustments to reconcile net loss to net cash used in operating activities:

  Net loss attributable to non-controlling interest
    in variable interest entity                                          (46,888)            --
  Depreciation and amortization                                           27,915         20,511
  Amortization of debt discount                                          170,500        270,000
  Amortization of prepaid management fees                                  7,500             --
  (Increase) decrease in operating assets (net of acquisition):
     Accounts receivable                                                (641,373)       (51,738)
     Other receivable                                                   (560,000)            --
     Inventory                                                          (550,833)            --
     Other current assets                                                (11,038)            --
  Increase decrease in operating liabilities (net of acquisition):
     Accounts payable and accrued expenses                               964,169         16,460
     Deferred revenue                                                     60,725             --
                                                                     -----------    -----------

   Total adjustments                                                 $  (579,323)   $   255,233
                                                                     -----------    -----------

  Net cash used in operating activities                              $(1,533,854)   $  (179,820)
                                                                     -----------    -----------

Cash flows from investing activities:
  Purchases of marketable securities                                      (2,437)            --
  Acquisitions, net of cash acquired                                      30,672             --
  Purchase of property and equipiment                                   (180,653)      (156,038)
                                                                     -----------    -----------

  Net cash used in investing activities                              $  (152,418)   $  (156,038)

Cash flows from financing activities:
  Net proceeds from notes payable                                      1,883,523        363,811
  Payments on long-term debt                                              (2,185)            --
  Proceeds from long-term debt                                             5,198             --
  Purchase of treasury stock                                            (302,123)            --
                                                                     -----------    -----------

  Net cash provided by financining activities                        $ 1,584,413    $   363,811
                                                                     -----------    -----------

Net (decrease) increase in cash                                      $  (101,859)   $    27,953

Cash, beginning of period                                                635,334          6,928
                                                                     -----------    -----------

Cash, end of period                                                  $   533,475    $    34,881
                                                                     ===========    ===========

Supplemental cash and non-cash flow information
Cash paid for interest                                               $       630    $        --
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Nature of Operations and Continuance of Business

      The interim Consolidated Financial Statements of Mach One Corporation (Mach One, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.

      The preparation of the interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim Consolidated Financial Statements and the reported amounts of revenue and expenses for the reporting periods. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

      The December 31, 2008 Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2. Summary of Significant Accounting Policies

Variable Interest Entity: During the quarter ended March 31, 2009, the Company was considered the primary beneficiary of Progressive Formulations, Inc. ("PFI"). PFI is an importer and distributor of soy-based organic food products whose initial capitalization was provided in the form of loans and inventory by the Company. PFI is wholly owned by a shareholder of the Company's stock. Refer to NOTE 4. CONSOLIDATION OF VARIABLE INTEREST ENTITIES for further information on our consolidated VIE.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The wholly owned subsidiaries include Ceres Organic Harvest, Inc. (Ceres), Pacific Rim Foods, Ltd. (Pacific Rim) and Modular Process Constructors, LLC (MPS). All inter-company transactions and balances have been eliminated in the consolidation.

The Company consolidates its financial results in accordance with Financial Accounting Standards Board ("FASB"), Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), which requires a company to consolidate entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE's primary beneficiary.

Management Estimates: The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuation allowances. The
Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents.

Marketable Securities: Marketable securities consist of equity securities, are classified as available for sale and are expected to be redeemed within one year.

Available for sale securities are stated at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized. These fair values are primarily determined using quoted market prices. The carrying amount of securities, for the purpose of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Customer Concentrations and Accounts Receivable: The accounts receivable arise in the normal course of business in selling products to customers. Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Accounts are written off as they are deemed uncollectible based upon a periodic review of the accounts. As of March 31, 2009 and December 31, 2008, management has estimated that accounts receivable are fully collectible, and thus, has established no allowance for doubtful accounts.

Inventory: The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method. Inventories have been valued at the lower of cost or market. As of March 31, 2009 and December 31, 2008, management has not established an obsolescence reserve for inventory as we believe that all inventory is usable and that market values of all inventories exceed cost.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation. Maintenance and repairs are charge to expense as incurred. The cost of property and equipment is depreciated over the following estimated useful lives of the related assets using the modified accelerated cost recovery basis:

               Building                                     39 years
               Furniture & Fixtures                          7 years
               Machinery & Equipment                         5 years

Long-Lived Assets: The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company has reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying value is recoverable in future periods.

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms. For certain contracts of MPS, the Company recognizes revenue based on the percentage of completion method. Revenue is deferred when customer billings exceed revenue earned.

Segment Reporting: The Company operates and manages the business under one reporting segment.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we evaluate the carrying value of goodwill once each fiscal year and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment.

Fair Value of Financial Instruments: The respective carrying value of certain on-balance sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, and notes payable. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

Income Taxes: The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For all periods presented, the Company has recorded a full valuation allowance against its deferred tax assets.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income (Loss): Comprehensive Income (Loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $(101,534) of other comprehensive income(loss) for the three months ended March 31, 2009. There was no other comprehensive income(loss) for the three months ended March 31, 2008.

Basic and Diluted Earnings per Common Share: Basic net income per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of any common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants, and conversion of convertible debt.

Recent Accounting Developments: In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory, or contractual provisions that potentially limit a company's use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008. The adoption of this statement did not have an effect on the Company's reported financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of the Company's restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, the Company will begin reporting earnings per share under the two-class method. The adoption of this statement did not have an effect on the Company's reported financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2"). Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The adoption of the provisions of SFAS No. 157 related to non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact in the consolidated financial statements. See Note 16. Fair Value Measurements for SFAS No. 157 disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement did not have an effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We adopted this Statement on January 1, 2009 and applied this Statement to business combinations consummated in the three months ended March 31, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements". This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. There is no expected impact on our consolidated financial statements.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments." The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. There is no expected impact on our consolidated financial statements.

In April 2009,  the FASB issued FSP FAS 107-1 and  Accounting  Principles  Board
(APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the required disclosures in our financial statements for the quarter ending June 30, 2009.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has primarily been engaged in product development and pre-operational activities. Minimal revenue has been generated to date and the Company has accumulated losses totaling $4,699,291 from inception through March 31, 2009, and a net working capital deficit of $1,180,885. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 3-4 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

However, at this point, we have not specifically identified the type or sources of this funding. We are exploring commercial and joint venture financing opportunities.

Note 4. Consolidation of Variable Interest Entities

FASB Interpretation No. 46R ("FIN46R") provides a framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statement.

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary of the VIE. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company determined they are required to consolidate PFI as a VIE during three months ended March 31, 2009, as defined by FIN46R. As of and for the three months ended March 31, 2009, the consolidated balance sheet, consolidated statements of operations and cash flows, and the related footnotes of the Company have been presented on a consolidated basis to include its variable interests in PFI. As of and for the three months ended March 31, 2009, total assets of $89,109 total liabilities of $17,260, and selling, general and administrative expenses of $18,997 are included in the consolidated financial statements of the Company. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2008 or the consolidated statements of operations and cash flows for the three months ended March 31, 2008 as PFI is a VIE of Ceres, which was not then acquired by the Company.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Acquisitions

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between the Company and Pacific Rim Foods, Ltd. (Pacific Rim) and Certain Shareholders of Pacific Rim the Company issued 28,000,000 shares of its common stock and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (collectively the "Exchange Securities") in exchange for of all of the issued and outstanding capital stock of Pacific Rim.

On February 18, 2009, the Company consummated the acquisition and purchase from Thomsen Group, LLC (Thomsen) of all of the assets of Modular Process Constructors, LLC (MPS). Pursuant to the Agreement for Purchase and Sale of Business, in exchange for the MPS assets the Company issued to Thomsen 500,000 shares of restricted Series B Convertible Preferred Stock (Series B Preferred Stock). Each share of Series B Preferred Stock is convertible into two shares of the Company's common stock. In addition to the issuance of the Series B
Preferred Stock, the Company executed an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPS for the years ending December 31, 2009, 2010, and 2011.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization between the Company and Ceres Organic Harvest, Inc. (Ceres), the Company completed the acquisition of all of the issued and outstanding capital stock of Ceres in exchange for 8,000,000 shares of the Company's common stock and 8,000,000 shares of Series C Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock is convertible into one share of Mach One common stock.

Due to the nature of these transactions and the timing in relation to the reporting period, the Company has made a good-faith estimate as to the value of the consideration paid for Pacific Rim, MPS and Ceres. This estimate is $5,000,000, $150,000 and $2,500,000 for Pacific Rim, MPS and Ceres,
respectively, and will be adjusted during the quarter ending June 30, 2009, based on expanded information and analyses of the transactions.

In addition, due to the late timing of these acquisitions within the current reporting period close, the Company has recorded a preliminary purchase price allocation as of March 31, 2009. The Company anticipates finalizing the purchase price allocation, including the initial valuation of any potential liability in connection with the earn-out agreement relating to the MPS acquisition, the valuation of acquired assets and assumed liabilities and identifiable intangible assets, in the quarter ended June 30, 2009.

The following tables summarize the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of March 31, 2009:

                                        CERES         MPS      PACIFIC RIM      TOTAL
Current assets                       $ 1,693,199   $   3,015   $   964,814   $ 2,661,028
Intangible assets                              -           -        80,000        80,000
Goodwill                               2,685,389     202,184     3,438,466     6,326,039
Other long-term assets                    82,544           -       730,020       812,564
                                     -----------   ---------   -----------   -----------
   Total assets acquired               4,461,132     205,199     5,213,300     9,879,631
                                     -----------   ---------   -----------   -----------
Current liabilities                    1,897,398      55,199       213,300     2,165,897
Long-term liabilities                     63,734           -             -        63,734
                                     -----------   ---------   -----------   -----------
   Total liabilities assumed           1,961,132      55,199       213,300     2,229,631
                                     -----------   ---------   -----------   -----------
Total purchase consideration         $ 2,500,000   $ 150,000   $ 5,000,000   $ 7,650,000
                                     -----------   ---------   -----------   -----------

Tentatively, the Company has recorded goodwill of $2,887,573 in connection with the acquisitions of Ceres and MPS in the quarter ended March 31, 2009, representing the estimated fair value of the consideration provided by the Company in excess of the estimated fair value of the assets acquired and liabilities assumed. The Company tentatively recorded goodwill of $3,438,466 in connection with the acquisition of Pacific Rim, representing the estimated fair value of the consideration provided by the Company in excess of the estimated fair value of the assets acquired and liabilities assumed.

Intangible assets includes a trademark that the Company estimates has a useful life of 15 years and is being amortized accordingly.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company has recorded the results of the operations of Pacific Rim, Ceres and MPS in the Company's statement of operations beginning with the effective date of each respective acquisition.

Note 6. Inventories

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

                                                    March 31,    December 31,
                                                      2009           2008
                                                   -----------   ------------
Raw materials                                      $   100,557              -
Finished goods                                       2,130,000        520,020
                                                   -----------   ------------
                                                   $ 2,230,557   $    520,020
                                                   ===========   ============

The Company has entered into inventory financing arrangements where Ceres' wholly-owned subsidiary, Organic Grain and Milling, Inc. (OGM) sells grain that is reserved for use by Ceres to third-party grain processors (the "Mills"). The Mills have generally agreed to segregate the grain held for Ceres and to process the grain solely for Ceres' use. These sales have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, "Accounting for Product Financing Arrangements." Pursuant to SFAS No. 49, as of March 31, 2009, $68,464 remained in raw materials inventory with a corresponding amount included in short-term notes payable and other debt, representing the Company's non-contractual obligation to repurchase milled products produced from such inventory.

Note 7.   Composition of Certain Financial Statement Captions

Other current assets at March 31, 2009 and December 31, 2008 consisted of the following:

                                                    March 31,    December 31,
                                                       2009         2008
                                                   -----------   ------------
Loans receivable                                   $     8,656   $      4,000
Prepaid expenses and other                              46,499          9,395
                                                   -----------   ------------
                                                   $    55,155   $     13,395
                                                   ===========   ============

Note 8. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

                                                    March 31,    December 31,
                                                      2009           2008
                                                   -----------   ------------
Machinery & equipment                              $   967,554   $    821,879
Building                                                38,724              -
Leasehold improvements                                  54,006         21,790
Computer equipment                                      49,587         10,322
Furniture & fixtures                                    10,095          5,287
Vehicles                                                 3,606              -
Land                                                     1,536              -
Livestock                                               52,607         55,240
                                                   -----------   ------------
                                                     1,177,715        914,518
Less: accumulated depreciation                        (171,403)     ((143,488)
                                                   -----------   ------------
                                                   $ 1,006,312   $    771,030
                                                   ===========   ============

Depreciation expense related to property and equipment was $27,915 and $20,511 for the three months ended March 31, 2009 and 2008, respectively.

Note 9. Purchase Agreement and Purchase Escrows

On February 6, 2009, the Company entered into an agreement to purchase land and buildings for the purpose of establishing operations for the Company's Animal Wellness group. Total purchase price was $1,600,000. In relation to this purchase, the Company initially established a $560,000 escrow.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In May 2009, the Company canceled the purchase agreement for property. Consequently, the related purchase escrow in the amount of $560,000 has been recorded as a current asset as it is expected to be refunded back to the Company during the quarter ended June 30, 2009.

Note 10. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at March 31, 2009 and December 31, 2008 consisted of the following:

                                                    March 31,    December 31,
                                                       2009          2008
                                                   -----------   ------------
Short-term convertible notes payable               $ 2,352,984   $    715,000
Transfac Financing Agreement                           232,274              -
Note payable at 10%, due 12/31/2009                    100,000        100,000
Liability under product financing arrangement           68,464              -
Short-term loans and lines of credit                    23,088              -
                                                   -----------   ------------
                                                   $ 2,776,810   $    815,000
                                                   ===========   ============

Transfac Financing Agreement

The Company has an accounts receivable financing agreement (the "Agreement") with Transfac Capital, LLC ("Transfac"). The Agreement term is one year from the effective date of June 2, 2008 and is cancelable immediately upon notice by Transfac, or within ten days of notice by the Company if the Company secures financing from an FDIC insured institution. Under the terms of the Agreement, the Company may offer to sell its accounts receivable to Transfac each month during the term of the Agreement, up to a maximum amount outstanding at any time of $1.5 million in gross receivables submitted, or $1.2 million in net amounts funded based upon an 80.0% advance rate. The Company is obligated to offer accounts totaling a minimum of $300,000 in each month, and Transfac has the right to decline to purchase any offered accounts (invoices).

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accounts Receivable pledged as collateral on the accompanying consolidated balance sheets in the amount of $301,598 as of March 31, 2009, represents the gross receivables that have been designated as "sold" and serve as collateral for short-term debt in the amount of $232,274 as of March 31, 2009.

Short-term Convertible Notes Payable

The Company entered into two rounds of financing through Commonwealth Capital during the quarters ended December 31, 2008 and March 31, 2009.

The first round (Commonwealth One) was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% is due with the principal on various dates in June 2009. The notes are unsecured and are convertible into shares of the Company's common stock at $0.045 per share at any time during the term of the notes.

The second round (Commonwealth Two) was closed partially in December 2008, and the remainder in the quarter ended March 31, 2009. Proceeds from the notes were $95,000 and $1,602,984 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 12.0% is due with the principal on various dates in June 2009. The notes are unsecured and are convertible into shares of the Company's common stock at $0.075 per share at any time during the term of the notes.

The Company also entered into loan agreements with an individual (Plant Notes). Proceeds from the agreements were $70,000 and $35,000 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 5.0% is due with the principal on various dates in July 2009. The notes are unsecured and are convertible into shares of the Company's common stock at $0.50 per share at any time during the term of the notes.

The conversion prices of these convertible notes were established at, or above, the then current market price of the Company's common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable follows:

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                                    March 31,    December 31,
                                                       2009           2008
                                                   -----------   ------------
Commonwealth One                                   $   550,000   $    550,000
Commonwealth Two                                     1,697,984         95,000
Plant Notes                                            105,000         70,000
                                                   -----------   ------------
Total                                              $ 2,352,984   $    715,000
                                                   ===========   ============

Liability Under Product Financing Arrangement

The Company has entered into inventory financing arrangements with mills in regards to grain held at these mills for future use and sales of the Company. Refer to NOTE 5. INVENTORIES herein for further information regarding these arrangements.

Note 11. Long-term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

                                                    March 31,    December 31,
                                                      2009           2008
                                                   -----------   ------------
Zero Coupon Convertible  Subordinated Note
   Payable,  interest at 5.0%, principal
   and interest due December 12, 2013,
   convertible to shares of common stock of the
   Company at $0.125 per share at any time         $ 1,535,000   $  1,535,000
Zero Coupon Convertible  Subordinated Note
   Payable,  interest at 5.0%, principal
   and interest due December 12, 2013,
   convertible to shares of common stock of the
   Company at $0.125 per share at any time           1,500,000      1,500,000
Notes payable, related parties                         105,801        105,801
Variable interest bank note at prime plus 2.75%,
   6.0% at March 31, 2009, due January 31, 2012,
   principal and interest due monthly, secured
   by the assets of Ceres                               61,550              -
Other                                                   28,665         23,467
                                                   -----------   ------------
                                                     3,231,016      3,164,268

Less current portion:                                (21,050)               -
                                                   -----------   ------------

Total long-term debt                               $ 3,209,966   $  3,164,268
                                                   ===========   ============

The conversion prices of the Zero Coupon Convertible notes were established at, or above, the then current market price of the Company's common stock and therefore, no beneficial conversion feature discount has been recorded. Additionally, the conversion price is subject to weighted-average anti-dilution adjustments in the event we issue common stock at a price below the then-applicable conversion price other than common stock issuances or option grants to the Company's employees, directors or officers.

Future minimum payments on long-term debt at March 31, 2009 are as follows:

                                                  Year ending December 31,

                                               2009, remaining   $     16,693
                                                          2010         21,050
                                                          2011         21,050
                                                          2012          2,757
                                                          2013      3,169,466
                                                                 ------------
                                                                 $  3,231,016
                                                                 ============

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Basic and Diluted Earning Per Share

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

As of March 31, 2009, the Company had (i) 10,000,000 shares of common stock issuable under convertible preferred stock arrangements and, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 22,705,493 shares of common stock issuable under outstanding convertible debt agreements. These 32,905,493 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

As of December 31, 2008, the Company had (i) 7,100,000 shares of common stock issuable under convertible preferred stock arrangements and (ii) reserved an aggregate of 22,705,493 shares of common stock issuable under outstanding convertible debt agreements. These 29,805,493 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 13. Related Party Transactions

We lease our office and warehouse facility in Belgium Wisconsin from Monte B. Tobin, our President, and his wife, (the Tobins) under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with an option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,801. Interest is at 12% per year.

Note 14. Stockholders' Equity

COMMON STOCK

The Company is authorized to issue 239,500,000 shares of $.0001 par value common stock. The Company has 121,367,387 shares of its common stock issued and outstanding at March 31, 2009. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

PREFERRED STOCK

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

As of December 31, 2008, there were 5,420,000 Series A Convertible Preferred shares outstanding. Of these outstanding shares, 420,000 are convertible at any time into common shares at a ratio of five (5) common shares for each Series A Preferred share and 5,000,000 are convertible at any time into common shares at a ratio of one common share for each Series A Preferred share. In addition, each Series A Preferred share has one vote for each common share outstanding. There is no liquidation preference relative to Series A Preferred shares.

During the three month period ended March 31, 2009, the Company executed an agreement with the Series A Convertible Preferred Shareholders for a return to the Company of 4,420,000 Series A Preferred shares. These shares were returned to the Company in February 2009. As of March 31, 2009, the Company and shareholders had not yet reached an agreement on the specifics of the arrangement; however, the Company recorded 2,500,000 common shares, valued at $221,000, as issuable as their estimate as to the number of shares the former preferred shareholders' would receive in return for canceling their Series A Preferred shares.

As of March 31, 2009, there are 1,000,000 Series A Convertible Preferred Shares issued and outstanding. The remaining Series A Convertible Preferred Shares are convertible at any time into common shares at a ratio of one common share for each Series A Preferred share.

Pursuant to the acquisition of MPS, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into Common shares at a ratio of two Common shares for each Preferred share. In addition, each Preferred share has one vote for each Common share outstanding and has a liquidation preference of $1.00 per share.

Pursuant to the acquisitions of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into Common shares at a ratio of one Common share for each Preferred share. In addition, each Preferred share has one vote for each Common share outstanding and has a liquidation preference of $.50 per share.

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

STOCK ISSUANCES

During the three months ended March 31,2009, the Company issued:

      o 2,273,333 shares of common stock valued at $170,500 for professional services related to the issuance of the short-term convertible note payable. This amount was properly recorded as a discount to debt, and is being amortized ratably to interest expense over the term of the related note.

      o 8,000,000 shares of common stock and 8,000,000 shares of Series C Convertible Preferred Stock, with an estimated value of $2,500,000 were issued to the shareholders' of Ceres in exchange for their shares in Ceres under the acquisition agreement between the parties and the Company.

      o 500,000 shares of Series B Convertible Preferred Stock, with an estimated value of $150,000 were issued to Thomsen in exchange for its share ownership in MPS under the acquisition agreement between Thomsen and the Company.

WARRANTS

On January 3, 2009, Mach One granted a Warrant to purchase 200,000 shares of its common stock at an exercise price of $.125 per share to one of its legal counsel for services rendered. The Warrant is valued at $25,000 and was recorded in operating expenses in the Company's statement of operations during the three months ended March 31, 2009. The exercise price was the fair market value of Mach One's common stock on the date of grant. The Warrant expires on January 3, 2014.


Note 15. Commitments and Contingencies

The Company forwards contracts for a certain portion of its future grain requirements. At March 31, 2009, the Company had outstanding commitments for grain purchases totaling approximately $4,200,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to a warehouse agreement, the Company is obligated to minimum monthly storage and handling amounts totaling $12,000 for the year ending December 31, 2009.

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 16. Fair Value Measurements

In accordance with SFAS No. 157, we value our marketable securities based on a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2009 according to the three-level fair value hierarchy:

                                        FAIR VALUE MEASUREMENTS AT REPORTING DATE USING

                                        QUOTED PRICES IN   SIGNIFICANT     SIGNIFICANT
                                         ACTIVE MARKETS      OTHER        UNOBSERVABLE
                           BALANCE            FOR          OBSERVABLE        INPUTS
                          MARCH 31,     IDENTICAL ASSETS     INPUTS         (LEVEL 3)
                            2009           (LEVEL 1)        (LEVEL 2)
Equity securities      $      384,803   $             --   $   384,803   $           --

                              MACH ONE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 17. Subsequent Events

Subsequent to March 31, 2009, certain holders of the short-term convertible notes payable referenced in Note 10. Short-term Notes Payable and Other Debt herein, converted their notes into common stock under the terms of their agreements. 4,389,505 shares were issued for the conversion of $160,000 in short-term convertible notes plus interest accrued on those notes.

In April of 2009, the Company issued 164,336 and 520,000 shares of its common stock for conversion of Short-term convertible notes payable and for services, respectively. The shares issued for services will result in a charge to the Company's statement of operations for the three-month period ending June 30, 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"),
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," "could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that address, among other things,

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 to the accompanying interim consolidated financial statements for a summary of recent accounting developments.

PLAN OF OPERATION

OVERVIEW

During the three months ended March 31, 2009, Mach One acquired Ceres Organic Harvest Inc. (Ceres) --an acquisition that closed Feb. 24, 2009. Ceres is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supplies organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture's (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One's reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

Modular Process Constructors, LLC (dba MPS-BioPharm)--an acquisition that closed Feb. 19, 2009-- is now part of Mach One's BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. With the addition of MPS-BioPharm, it enables Mach One to accelerate production of biopharmaceutical, Nutraceutical, and Bridge(TM) Iggs on a global basis. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

Today Mach One and its three Operating Groups--Animal Wellness, Organics and Sustainables, and BioPharm Process Systems--offer a broad range of solutions to global health problems, from helping calves develop immunity at birth to carefully managing organic grain crops, to testing equipment that helps detect compromised food products long before they can cause a problem.

We have not generated significant operating revenues, and as of March 31, 2009 we had incurred a cumulative consolidated net loss from inception of $4,669,291.

For the periods ended March 31, 2009 and 2008, our consolidated net losses were $954,531 and $435,053 respectively. Our current liabilities as of March 31, 2009 exceed current assets by $1,180,885.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 3-4 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

RESULTS OF OPERATIONS

QUARTER ENDING MARCH 31, 2009 COMPARED TO QUARTER ENDING MARCH 31, 2008

Net sales for the quarter ended March 31, 2009 were $811,448 compared to $60,407 for the same period last year. Net sales increased due to increased revenues from the acquisition of Ceres ($731,763) and MPS ($34,566). There were no significant changes in sales of the parent company between the periods presented.

Cost of goods sold were $719,612 for the quarter ended March 31, 2009 compared to $28,098 for the quarter ended March 31, 2008. This increase was primarily due to acquisition of Ceres ($666,027) and MPS ($1,493). There were no significant changes in cost of goods sold of the parent company between the periods presented.

Gross profits for the quarter ended March 31, 2009 were $91,836 compared to $32,309 for the same period last year. Gross profit increased due to increased sales with the acquisition of Ceres Organic ($65,075) and MPS.($33,073) This was offset by a negative gross profit for the parent company in the current period.

Operating expenses increased to $811,399 in the quarter ended March 31, 2009 from $414,002 in the same quarter in 2008. Additional personnel in the parent company and costs associated with additional employees and facilities from the acquisition of Ceres and MPS contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $533,475 as of March 31, 2009 and a cash balance of $635,334 as of December 31, 2008.

The value of our marketable securities on March 31, 2009 decreased to $384,803 from $483,900 as of market close on December 31, 2008. The decrease is due to the decline in market values of these securities.

Accounts receivable as of March 31, 2009 increased to $1,161,094 from $44,603 at December 31, 2008 due to the acquisition of Ceres, which added $1,090,422 as of March 31, 2009.

Net inventory as of March 31, 2009 increased to $2,230,557 from $520,020 at December 31, 2008 due to the acquisition of Ceres, which added $1,710,537 as of March 31, 2009.

Total assets at March 31, 2009 are $12,539,935 compared to 6,196,748 at December 31, 2008. This increase is attributable to the acquisitions of Ceres and MPS.

As of March 31, 2009 we have current liabilities totaling 6,105,969 compared to 1,223,904 at December 31, 2008. Increase in accounts payable is mainly due to the acquisition of Ceres, which added $2,614,306 as of March 31, 2009, and to the issuance of short-term notes payable of $1,490,000.

Long term debt as of March 31, 2009 is 3,209,966 compared to 3,164,268 at December 31, 2008. The slight increase is due to the acquisition of Ceres.

Factors that caused our cash flows from operations to decrease during the three months ended March 31, 2009 as compared to the three month period ended March 31, 2008, were the acquisition of Ceres and the use of funds for escrow of property. Our investing activities in those same periods were relatively unchanged. Cash flow from financing activities increased during the three months ended March 31, 2009 as compared to the same period in 2008 as a result of the issuance of short term notes, which was offset by the purchase of treasury stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4(T).     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2009, our management (with the participation of our Chief Executive Officer and Chief Financial Officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We are currently looking into cost effective steps to potentially remediate the material weaknesses as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the evaluation described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2009:

      o Due to the limited number of Company personnel, a lack of segregation of duties exists. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

      o The Company lacks a board oversight role within the financial reporting process that is actively involved in the preparation of the financial statements.

Since we do not have a formalized audit committee, our board of directors oversees the responsibilities of the audit committee. The board of directors is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently evaluating the internal control structure at its recently acquired wholly owned subsidiaries. The Company expects to have completed its evaluation and fully implemented any internal control structure improvements at these subsidiaries by the end of the third quarter of 2009.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

      The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 3, 2009, Mach One granted a Warrant to purchase 200,000 shares of its common stock at an exercise price of $.125 per share to one of its legal counsel for services rendered. The exercise price was the fair market value of Mach One's common stock on the date of grant. The Warrant expires on January 3, 2014.

On February 18, 2009,  Mach One issued  500,000  shares of Series B  Convertible
Preferred Stock (the "Series B Preferred Stock") to the Thomsen Group, LLC ("Thomsen") for the purchase of all of the assets of Modular Process Contractors, LLC ("MPC"). Each share of Series B Preferred Stock is convertible into two shares of Mach One common stock. In addition to the issuance of the Series B Preferred Stock, Mach One entered into an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPC for the years ending December 31, 2009, 2010, and 2011.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization, Mach One issued 8,000,000 shares of its common stock and 8,000,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for all of the issued and outstanding common stock of Ceres Organic Harvest, Inc. (Ceres). Each share of Series C Preferred Stock is convertible into one share of Mach One's common stock.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company's SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company. All the investors acquired their Warrant, Common Stock and/or Preferred Stock (the "Securities") for investment and not with a view toward distribution. All of the stock and warrant certificates issued, or to be issued upon conversion or exercise, to the Warrant holder, the thirty Pacific Rim shareholders and the stock certificates issued to Thomsen and to the six Ceres shareholders have been, affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company issued the Securities in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

32.  Certifications  pursuant to 18 U.S.C section  1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Mach One Corporation

Date: May 22, 2009                     By: /s/ Monte B. Tobin
                                           -------------------------------------
                                           Monte B. Tobin,
                                           President and Chief Executive Officer

                                       By: /s/ Patrick G. Sheridan
                                           -------------------------------------
                                           Patrick G. Sheridan,
                                           Chief Financial Officer