Form 10-Q
period 2009-06-30
MACH ONE CORP
filed 2009-08-21
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                       Commission file number: 333-146744


                              MACH ONE CORPORATION
                              --------------------
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


                                 (888) 400-7179
                                 --------------
                           (Issuer's telephone number)


                    6430 Congress Drive, West Bend, WI 53095
                    ----------------------------------------
                        (Former name, former address and
                       former fiscal year, if applicable)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer     |_|            Accelerated filer |_|
   Non-accelerated filer       |_|            Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2) of the Exchange Act.   Yes |_| No |X|

As of August 14, 2009, 168,722,715 shares of common stock were outstanding.


                              MACH ONE CORPORATION

                                      Index

Part I - FINANCIAL INFORMATION

         Item 1      Financial Statements
                     Balance Sheets at June 30, 2009 (unaudited) and
                        December 31, 2008 (audited)                                     2
                     Statements of Operations for the three and six months
                        ended June 30, 2009 and 2008 (unaudited)                        3
                     Statements of Cash Flows for the three and six months
                        ended June 30, 2009 and 2008 (unaudited)                        4
                     Notes to Financial Statements (unaudited)                          5
         Item 2      Management's Discussion and Analysis or Plan of Operations        15
         Item 3      Qualitative and Quantitative Disclosures about Market Risk        18
         Item 4T     Controls and Procedures                                           18

Part II OTHER INFORMATION

         Item 1      Legal Proceedings                                                 18
         Item 1A     Risk Factors                                                      18
         Item 2      Unregistered Sales of Equity Securities and Use of Proceeds       18
         Item 3      Defaults Upon Senior Securities                                   19
         Item 4      Submission of Matters of a Vote of Security Holders               19
         Item 5      Other Information                                                 19
         Item 6      Exhibits                                                          19
                     Signatures                                                        20
                     Exhibits


                              MACH ONE CORPORATION
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                    June 30,     December 31,
                                                                      2009          2008
                                                                  -----------    -----------
                                     ASSETS
CURRENT ASSETS
Cash                                                              $   183,588    $   635,334
Accounts receivable, net                                              777,990         44,603
Accounts receivable pledged as collateral                             299,723             --
Other receivable                                                      170,000             --
Marketable securities                                                 137,557        483,900
Inventory, net                                                      1,814,436        520,020
Other current assets                                                  105,897         43,395
                                                                  -----------    -----------

Total Current Assets                                                3,489,191      1,727,252
                                                                  -----------    -----------

Property and equipment, net                                         1,091,340        771,030
Goodwill                                                              297,573      3,438,466
Intangible assets, net                                              2,589,062         80,000
Prepaid management fees                                               165,000        180,000
                                                                  -----------    -----------
TOTAL ASSETS                                                      $ 7,632,166    $ 6,196,748
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                  $ 2,470,373    $     7,577
Accrued expenses                                                      845,582        401,327
Short-term notes payable and other debt                             2,512,308        815,000
Deferred revenue                                                       46,722             --
Current portion of long-term debt obligations                          21,050             --
                                                                  -----------    -----------

Total Current Liabilities                                           5,896,035      1,223,904
                                                                  -----------    -----------

Long-term debt, net of current portion                              3,177,512      3,164,268


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.05 par value, 10,500,000 shares authorized,
   8,500,000 and 5,420,000 shares issued and outstanding
   at June 30, 3009 and December 31, 2008, respectively               425,000        271,000
Common stock, $.001 par value, 239,500,000 shares authorized,
   136,523,590 and 111,094,054 shares issued and outstanding
   at June 30, 2009 and December 31, 2008, respectively               136,523        111,093
Common stock issuable $.001 par value, 2,500,000 shares               221,000             --
Treasury Stock                                                       (339,786)      (143,456)
Additional paid-in capital                                          8,280,736      5,314,699
Accumulated deficit                                                (9,858,056)    (3,744,760)
Accumulated other comprehensive loss                                 (232,223)            --
                                                                  -----------    -----------

Total Mach One Corporation Stockholders' Equity                    (1,366,806)     1,808,576
                                                                  -----------    -----------

Non-controlling interest in variable interest entity                  (74,575)            --

Total Stockholders' Equity                                         (1,441,381)     1,808,576
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 7,632,166    $ 6,196,748
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements


                              MACH ONE CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                          ------------------------------    ------------------------------
                                                              2009              2008             2009            2008
                                                          -------------    -------------    -------------    -------------
Sales, net                                                $   1,683,156    $      22,020    $   2,494,604    $      82,427

Cost of goods sold                                            1,447,195           10,027        2,166,807           38,125
                                                          -------------    -------------    -------------    -------------

Gross profit                                                    235,961           11,993          327,797           44,302

Operating expenses                                            1,762,091          263,469        2,573,490          677,471
Goodwill impairment                                           3,438,466               --        3,438,466               --
                                                          -------------    -------------    -------------    -------------

Loss from operations                                         (4,964,596)        (251,476)      (5,684,159)        (633,169)
                                                          -------------    -------------    -------------    -------------

Other expense:
Realized loss on sale of marketable securities                  (67,100)              --          (67,100)              --
Interest expense                                               (154,756)            (470)        (436,612)         (53,830)
                                                          -------------    -------------    -------------    -------------
Total other expense                                            (221,856)            (470)        (503,712)         (53,830)
                                                          -------------    -------------    -------------    -------------

 Loss before provision for income taxes                      (5,186,452)        (251,946)      (6,187,871)        (686,999)

Income tax provision                                                 --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net loss                                                     (5,186,452)        (251,946)      (6,187,871)        (686,999)

Less: net loss attributable to non-controlling interest
      in variable interest entity                                27,687               --           74,575               --
                                                          -------------    -------------    -------------    -------------

 Net loss attributable to Mach One Corporation            $  (5,158,765)   $    (251,946)   $  (6,113,296)   $    (686,999)
                                                          =============    =============    =============    =============

Net loss per common share (basic and diluted)             $       (0.04)   $       (0.00)   $       (0.05)   $       (0.01)
                                                          =============    =============    =============    =============

Weighted average shares outstanding:
Basic and diluted                                           128,858,148       78,552,387      122,143,847       76,534,805
                                                          =============    =============    =============    =============



             The accompanying notes are an integral part of these financial statements


                              MACH ONE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                              Six Months Ended June 30,
                                                             --------------------------
                                                                 2009           2008
                                                             -----------    -----------
Cash flows from operating activities:
  Net loss                                                   $(6,187,871)   $  (686,999)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                                140,774         41,487
    Amortization of debt discount                                200,500             --
    Amortization of prepaid management fees                       15,000             --
    Goodwill impairment                                        3,438,466             --
    Common stock issued for services                             366,500        220,000
    (Increase) decrease in operating assets
    (net of acquisition):
        Accounts receivable                                     (557,994)       (45,196)
        Other receivable                                        (170,000)            --
        Inventory                                               (134,712)            --
        Other current assets                                     (31,780)            --
    Increase in operating liabilities (net of acqusition):
        Accounts payable and accrued expenses                  1,041,286         37,628
        Deferred revenue                                          46,722             --
                                                             -----------    -----------

   Total adjustments                                           4,354,762        253,919
                                                             ===========    ===========

Net cash used in operating activities                         (1,833,109)      (433,080)


Cash flows from investing activities:
   Proceed from the sale of marketable securities                114,120             --
   Acquisitions, net of cash acquired                             30,672             --
   Purchase of property and equipment, net                      (297,602)      (151,384)
                                                             -----------    -----------
Net cash used in investing activities                           (152,810)      (151,384)

Cash flows from financing activities:
   Proceeds from short term notes payable                      1,779,023        583,068
   Payments on long-term debt                                     (5,973)            --
   Proceeds from the sale of treasury stock                       63,246
   Purchase of treasury stock                                   (302,123)            --
                                                             -----------    -----------
Net cash provided by financing activities                      1,534,173        583,068
                                                             -----------    -----------

Net decrease in cash                                            (451,746)        (1,396)

Cash, beginning of period                                        635,334          6,928
                                                             -----------    -----------

Cash, end of period                                              183,588          5,532
                                                             ===========    ===========
Supplemental cash and non-cash flow information
   Cash paid for interest                                         21,133             --
                                                             ===========    ===========
   Unrealized loss on marketable securities                      232,223             --
                                                             ===========    ===========
   Common stock issued for conversion of short term
   notes payable and related accrued interest                    168,546             --
                                                             ===========    ===========
   Common stock issued for payment of long term debt              23,467         50,000
                                                             ===========    ===========
   Conversion of preferred stock into common stock               271,000             --
                                                             ===========    ===========
   Loss on sale of treasury stock                                 42,547             --
                                                             ===========    ===========


    The accompanying notes are an integral part of these financial statements

Note 1.  Basis of Presentation and Nature of Operations

Basis of Presentation:    The interim Consolidated Financial Statements of Mach
One Corporation (Mach One, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.

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

Nature of Business:    Mach One Corporation is a global wellness solutions
company with operations in Animal Wellness; Organics & Sustainables; and BioPharm Process Systems. Through its Animal Wellness Group, the Company focuses on major opportunities for positive, long-term health and longevity benefits for disease-threatened animals in the commercial livestock and poultry industries, especially the beef and dairy sectors. The Organics & Sustainables Group, through its flagship Ceres Organic Harvest, addresses the growing needs of food manufacturers in the organic foods market which are challenged to increase production capacity for organic raw commodities and feed stocks that go into the finished products. The BioPharm Process Systems Group provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry, and also will be integral in setting up and servicing the projected three U.S.-based laboratories for production of Mach One's Animal Wellness Group Bridge(TM) product line.

Note 2. Summary of Significant Accounting Policies

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

The Company consolidates its financial results in accordance with Financial Accounting Standards Board ("FASB"), Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), which requires a company to consolidate entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE's primary beneficiary.

Variable Interest Entity:    During the six months ended June 30, 2009, the
Company was considered the primary beneficiary of Progressive Formulations, Inc. ("PFI"). PFI is an importer and distributor of soy-based organic food products whose initial capitalization was provided in the form of loans and inventory by the Company. PFI is wholly owned by a shareholder of the Company. Refer to Note
4. Consolidation of Variable Interest Entity for further information on our consolidated VIE.

Management Estimates:    The preparation of consolidated financial statements in
conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the realizability of accounts receivable, inventory valuation, impairment of log-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Customer Concentrations and Accounts Receivable:   Accounts receivable arise
in the normal course of business in selling products to customers. Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Accounts are written off as they are deemed uncollectible based upon a periodic review of the accounts. As of June 30, 2009 and December 31, 2008, management has estimated that accounts receivable are fully collectible, and thus, has established no allowance for doubtful accounts.

Inventory:    The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method. Inventories have been valued at the lower of cost or market. As of June 30, 2009 and December 31, 2008, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

Property and Equipment:    Property and equipment is reported at cost less
accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The cost of property and equipment is depreciated over the following estimated useful lives of the related assets:


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

Revenue Recognition:   The Company recognizes revenue when persuasive evidence
of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collection is reasonably assured and delivery has occurred per the contract terms. For certain contracts of MPS, the Company recognizes revenue based on the percentage of completion method. Revenue is deferred when customer billings exceed revenue earned.

Segment Reporting: The Company operates and manages the business under one reporting segment.

Goodwill:   Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we evaluate the carrying value of goodwill annually and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment.

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

Income Taxes:   The Company provides for income taxes under SFAS No. 109,
Accounting for Income Taxes (SFAS 109) as clarified by FASB Interpretation No. 48 (FIN 48), which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For all periods presented, the Company has recorded a full valuation allowance against its deferred tax assets.

FIN 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Comprehensive Income (Loss): Comprehensive Income (Loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $(232,223) of other comprehensive income(loss) for the six months ended June 30, 2009. There were no other comprehensive income(loss) items for the six months ended June 30, 2008.

Basic and Diluted Earnings per Common Share:   Basic net income (loss) per
common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of any common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants, and conversion of convertible debt.

Recent Accounting Developments:   In May 2009, the FASB issued SFAS No. 165,
Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company in the second quarter of 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial statements. The Company has assessed and disclosed reportable subsequent events, if any, as of August 21, 2009 with the issuance of its Unaudited Condensed Financial Statements for the quarterly period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No.162 and establishes the FASB Accounting Standards Codification(TM) (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 becomes effective for the Company for the third quarter of 2009. The Company does not expect that the adoption of SFAS No. 168 will have a material effect on the Company's financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of Ceres and MPS in February of 2009, the Company had primarily been engaged in product development and pre-operational activities. Minimal revenue has been generated to date and the Company has accumulated losses totaling $9,858,056 from inception through June 30, 2009, and a net working capital deficit of $2,406,844. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. Should we be unable to obtain additional funding in the next 3 months, we would be required to cut expenses in our Organics and Sustainables group and temporarily halt operations in our Animal Wellness group until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of the Company.

However, at this point, we have not specifically identified the type or sources of this funding. We also are exploring commercial and joint venture financing opportunities.

Note 4. Consolidation of Variable Interest Entity

FIN 46R provides a framework for identifying variable interest entities and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statement.

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

The Company determined they are required to consolidate PFI as a VIE, as defined by FIN 46R. Therefore, as of and for the three and six months ended June 30, 2009, the consolidated balance sheet, consolidated statements of operations and cash flows, and the related footnotes of the Company have been presented on a consolidated basis to include its variable interest in PFI. More specifically, as of and for the three and six months ended June 30, 2009, PFI amounts included in the consolidated financial statements of the Company consist of; total assets of $54,623, total liabilities of $18,836 and selling, general and administrative expenses of $27,687 and $74,575, respectively. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2008 or the consolidated statements of operations and cash flows for the six months ended June 30, 2008 as PFI is a VIE of Ceres, which was not then acquired by the Company.

Note 5. Acquisitions

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between the Company, Pacific Rim Foods, Ltd. (Pacific Rim) and certain shareholders of Pacific Rim, the Company issued 28,000,000 shares of its common stock, valued at $3,500,000, and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (collectively the "Exchange Securities") in exchange for of all of the issued and outstanding capital stock of Pacific Rim. Pacific Rim is a development stage company with interests in the food and energy sector in China and Australia. These interests include equity, debt, options, insurance and intellectual property. The underlying commodities represented by these interests include corn and oil and gas. The development stage of Pacific Rim reflects its early interests in acquiring and controlling a number of shelf stable food processing facilities in China with the intent of growing and processing a broad range of commodities. Its initial interests have focused on sweet corn and its platform interests include Jilin Jimei Foods Ltd, which is the oldest sweet corn joint venture in China. The interests in Jilin Jimei Foods Ltd include options, debt instruments (inventory loans) and intellectual property (trademark and brands). The Company intends to liquidate the assets of Pacific Rim to obtain cash for financing operations of the Company. We are, however, undecided as to the ultimate disposition of the brand trademark as we believe that it is either salable or licensable. We intend to fully liquidate all other assets by December 31, 2010.

On February 18, 2009, the Company consummated the acquisition and purchase from Thomsen Group, LLC (Thomsen) of all of the assets of Modular Process Constructors, LLC (MPS). Pursuant to the Agreement for Purchase and Sale of Business, in exchange for the MPS assets the Company issued to Thomsen 500,000 shares of restricted Series B Convertible Preferred Stock (Series B Preferred Stock), valued at $150,000. Each share of Series B Preferred Stock is convertible into two shares of the Company's common stock. In addition to the issuance of the Series B Preferred Stock, the Company executed an Earn-Out Agreement with Thomsen, providing for Thomsen to acquire up to an additional 35% of issued and outstanding common stock of Mach One on December 31, 2011, based upon the combined net income of MPS for the years ending December 31, 2009, 2010, and 2011. MPS designs and builds process equipment used by the biopharmaceutical industry. MPS's skid based solutions offer componentized fabrication for small and large projects reducing lead time, transport cost, and installation time. MPS provides entire project solutions including documentation, process modules, custom stainless steel fabrication, and electronic controls to the biopharmaceutical markets.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization between the Company and Ceres Organic Harvest, Inc. (Ceres), the Company completed the acquisition of all of the issued and outstanding capital stock of Ceres in exchange for 8,000,000 shares of the Company's common stock and 8,000,000 shares of Series C Convertible Preferred Stock (Series C Preferred Stock), valued at $2,500,000. Each share of Series C Preferred Stock is convertible into one share of Mach One common stock. Ceres and its subsidiary Organic Grain and Milling, Inc. supply organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products.

Due to the nature and timing of these transactions, as of March 31, 2009 , the Company made a good-faith estimate as to the value of the consideration paid for Pacific Rim, MPS and Ceres and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation. The Company expected to adjust these estimates and the purchase price allocation, if necessary, in the quarter ended June 30, 2009.

As of December 31, 2008, the Company expected to exploit the assets that Pacific Rim holds in China, such as the brand trademark and options to acquire joint ventures. As of June 30, 2009, the Company has reconsidered these options and is focusing its efforts on the Company's mission to develop bio-solutions to provide and promote human and animal wellness. As such, the Company determined the goodwill initially recorded of approximately $3.4 million was impaired and was charged to operating expenses in the Company's statement of operations.

The Company anticipates finalizing the purchase price allocations for these acquisitions in the quarter ended September 30, 2009.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of June 30, 2009:

                                                 Ceres        MPS      Pacific Rim     Total
                                              ----------   ----------   ----------   ----------
     Current assets                           $1,693,199   $    3,015   $  964,814   $2,661,028
     Identifiable intangible assets            2,490,000      100,000       80,000    2,670,000
     Goodwill subsequently impaired                                      3,438,466    3,438,466
     Goodwill                                    195,389      102,184           --      297,573
     Other long-term assets                       82,544           --      730,020      812,564
                                              ----------   ----------   ----------   ----------
                      Total assets acquired    4,461,132      205,199    5,213,300    9,879,631
                                              ----------   ----------   ----------   ----------
     Current liabilities                       1,897,398       55,199      213,300    2,165,897
     Long-term liabilities                        63,734           --           --       63,734
                                              ----------   ----------   ----------   ----------
                  Total liabilities assumed    1,961,132       55,199      213,300    2,229,631
                                              ----------   ----------   ----------   ----------
     Total purchase consideration             $2,500,000   $  150,000   $5,000,000   $7,650,000
                                              ----------   ----------   ----------   ----------



Identifiable intangible assets acquired in the acquisition of Ceres is comprised of; a proprietary product license, an exclusive import supplier relationship and a customer list, tentatively valued at $980,000, $660,000 and $850,000, respectively and estimated to have useful lives of 15, 5 and 5 years, respectively. The Company amortizes these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of MPS are comprised of engineering methodology and a customer list that the Company estimates has a useful life of 5 years. The Company amortizes these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of Pacific Rim are comprised of a brand trademark that the Company estimates has a useful life of 15 years. While the trademark is currently in use, we have not currently determined the ultimate disposition and have recorded no amortization as of June 30, 2009.

The Company has recorded the results of the operations of Pacific Rim, Ceres and MPS in the Company's statement of operations beginning with the effective date of each respective acquisition.

Note 6. Intangible Assets and Goodwill

Intangible assets at June 30, 2009 and December 31, 2008 consisted of the following:

                                                      June 30,   December 31,
                                                        2009        2008
                                                     ---------    ---------
     Brand trademark                                 $  80,000    $  80,000
     Proprietary product license                       980,000           --
     Supplier relationship                             660,000           --
     Customer list                                     850,000           --
     Engineering methodology and customer list         100,000           --
                                                     ---------    ---------
                                                     2,670,000       80,000
     Less: accumulated amortization                    (80,938)          --
                                                     ---------    ---------
                                                     $2,589,062   $  80,000
                                                     =========    =========

Amortization of $80,938 was recorded for the three and six months ended June 30, 2009. This amount included a catch up of $20,234 for the prior quarter.

As required by SFAS 142, Goodwill and Other Intangible Assets, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $101,000 for the remainder of 2009, $307,000 in 2010 and $556,000 in 2011, $634,000 in 2012
and $715,000 in 2013.

Note 7. Inventories

Inventory at June 30, 2009 and December 31, 2008 consisted of the following:

                                                      June 30,   December 31,
                                                        2009        2008
                                                     ---------    ---------
     Raw materials                                  $   22,721           --
     Finished goods                                  1,791,715      520,020
                                                    $1,814,436   $  520,020

Note 8.   Composition of Certain Financial Statement Captions

Other current assets at June 30, 2009 and December 31, 2008 consisted of the following:

                                                  June 30,        December 31,
                                                    2009              2008
                                                 ----------        ----------
Loans receivable                                 $    6,500        $    4,000
Prepaid expenses and other                           99,397            39,395
                                                 ----------        ----------
                                                 $  105,897        $   43,395
                                                 ==========        ==========


Note 9. Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

                                                  June 30,        December 31,
                                                    2009              2008
                                                 ----------        ----------
Machinery & equipment                            $  991,412         $ 821,879
Building                                             76,481                --
Leasehold improvements                              109,545            21,790
Computer equipment                                   52,696            10,322
Furniture & fixtures                                 10,517             5,287
Vehicles                                              3,606                --
Land                                                  1,536                --
Livestock                                            48,871            55,240
                                                 ----------        ----------
                                                  1,294,664           914,518
Less: accumulated depreciation                     (203,324)         (143,488)
                                                 ----------        ----------
                                                 $1,091,340        $  771,030
                                                 ===========       ==========

Depreciation expense related to property and equipment was $31,921 and $59,836 for the three and six months ended June 30, 2009, respectively and $20,977 and $41,487 for the three and six months ended June 30, 2008, respectively.


Note 10. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at June 30, 2009 and December 31, 2008 consisted of the following:
                                                     June 30,       December 31,
                                                       2009             2008
                                                   ------------     ------------
Short-term convertible notes payable               $  2,192,984     $    715,000
Transfac Financing Agreement                            198,236               --
Note payable at 10%, due 12/31/2009                     100,000          100,000
Short-term loans and lines of credit                     21,088               --
                                                   ------------     ------------
                                                   $  2,512,308     $    815,000
                                                   ============     ============


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

During the three months ended June 30, 2009, $100,000 of the Commonwealth One and $60,000 of the Commonwealth Two notes were converted to shares of the company's common stock. Subsequent to June 30, 2009, and as of the date of this report, all notes have either been converted or extended.

The Company also entered into loan agreements with an unrelated individual (Plant Notes). Proceeds from the agreements were $70,000 and $35,000 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 5.0% is due with the principal on various dates in July 2009. The notes are unsecured and are convertible into shares of the Company's common stock at $0.50 per share at any time during the term of the notes.

The Company has recorded accrued interest on the short-term notes payable of $221,014 and $13,667, as of June 30, 2009 and December 31, 2008, respectively. Accrued interest is included in accrued expenses on the Company's balance sheet herein.

The conversion prices of these convertible notes were established at, or above, the then current market price of the Company's common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable follows:

                                                   June 30,         December 31,
                                                    2009                2008
                                                 ----------         ------------
Commonwealth One                                 $  450,000         $    550,000
Commonwealth Two                                  1,637,984               95,000
Plant Notes                                         105,000               70,000
                                                 ----------         ------------

Total                                            $2,192,984         $    715,000
                                                 ==========         ============

Transfac Financing Agreement

In connection with the acquisition of Ceres, the Company has an accounts receivable financing agreement (the "Agreement") with Transfac Capital, LLC ("Transfac"). The original Agreement term is one year from the effective date of June 2, 2008 and is cancelable immediately upon notice by Transfac, or within ten days of notice by the Company if the Company secures financing from an FDIC insured institution. Upon the acquisition of Ceres by the Company, the term changed to month-to-month and is cancelable within ten days of notice by Ceres. Under the terms of the Agreement, the Company may offer to sell its accounts receivable to Transfac each month during the term of the Agreement, up to a maximum amount outstanding at any time of $1.5 million in gross receivables submitted, or $1.2 million in net amounts funded based upon an 80.0% advance rate. The Company is obligated to offer accounts totaling a minimum of $300,000 in each month, and Transfac has the right to decline to purchase any offered accounts (invoices).

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased. Transfac fees are reported in the Company's statement of operations as interest expense and were $13,843 and $18,806 for the three and six months ended June 30, 2009, respectively. There were no fees incurred for the three and six months ended June 30, 2008 as the Agreement is with Ceres, which was not acquired until the first quarter of fiscal 2009.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accounts Receivable pledged as collateral on the accompanying consolidated balance sheets in the amount of $299,723 as of June 30, 2009, represents the gross receivables that have been designated as "sold" and serve as collateral for short-term debt in the amount of $198,236 as of June 30, 2009.

Note 11. Long-term Debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

                                                                 June 30,    December 31,
                                                                   2009          2008
                                                              -----------    -----------
Zero Coupon Convertible Subordinated Note Payable,
     interest at 5.0%, principal and interest due
     December 12, 2013, convertible to shares of common
     stock of the Company at $0.125 per share at any time,
     unsecured                                                $ 1,535,000    $ 1,535,000
Zero Coupon Convertible Subordinated Note Payable, interest
     at 5.0%, principal and interest due December 12, 2013,
     convertible to shares of common stock of the Company
     at $0.125 per share at any time, unsecured                 1,500,000      1,500,000
Unsecured note payable, related party (See Note 12)               105,801        105,801
Variable interest bank note at prime plus 2.75%, 6.0% at
      June 30, 2009, due January 31, 2012, principal and
      interest due monthly, secured by the assets of Ceres         52,562             --
Other                                                               5,199         23,467
                                                              -----------    -----------
                                                                3,198,562      3,164,268


Less current portion:                                             (21,050)            --
                                                              -----------    -----------

Total long-term debt                                          $ 3,177,512    $ 3,164,268
                                                              ===========    ===========


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


Future minimum payments on long-term debt at June 30, 2009 are as follows:

                                   Years ending December 31,

                                     2009, remaining $          7,705
                                                2010           21,050
                                                2011           21,050
                                                2012            2,757
                                                2013        3,146,000
                                                         ------------
                                                         $  3,198,562
                                                         ============


Note 12. Basic and Diluted Earning Per Share

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

As of June 30, 2009, the Company had (i) 9,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 58,599,618 shares of commpn stock issuable under convertible debt arrangements. These 67,799,618 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 13. Related Party Transactions

We lease our office and warehouse facility in Belgium Wisconsin from Monte B. Tobin, our President, and his wife, (the Tobins) under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with an option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,801. Interest accrues at 12% per year.

Note 14. Stockholders' Equity

Common Stock

The Company is authorized to issue 239,500,000 shares of $.001 par value common stock. The Company has 136,123,590 shares of its common stock issued and outstanding at June 30, 2009. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

As of December 31, 2008, there were 5,420,000 Series A Convertible Preferred shares outstanding. Of these outstanding shares, 420,000 are convertible at any time into common shares at a ratio of one (1) common share for each Series A Preferred share and 5,000,000 are convertible at any time into common shares at a ratio of five (5) common shares for each Series A Preferred share. In addition, each Series A Preferred share has one vote for each common share outstanding. There is no liquidation preference relative to Series A Preferred shares.

During the three month period ended March 31, 2009, the Company executed an agreement with the Series A Convertible Preferred Shareholders for a return to the Company of 4,420,000 Series A Preferred shares in return for an undetermined number of shares of common stock. The preferred shares were returned to the Company in February 2009. As of June 30, 2009, the Company and shareholders had not yet reached an agreement on the specifics of the arrangement; however, the Company recorded 2,500,000 common shares, valued at $221,000, as issuable as their estimate as to the number of shares the former preferred shareholders' would receive in return for canceling their Series A Preferred shares.

During the three months ended June 30, 2009, the remaining 1,000,000 Series A Convertible Preferred shares outstanding at December 31, 2008, were converted into 5,000,000 shares of the Company's common stock.

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


Stock Issuances

During the three months ended June 30, 2009, the Company issued:

     o 5,000,000 shares of common stock for the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $50,000, under the terms of the agreements.
     o 3,189,505 shares of common stock for the conversion of $160,000 of short term notes payable and $8,546 of related accrued interest under the terms of the agreements.
     o 2,220,000 shares of common stock valued at $166,500 for consulting services provided during the three months ended June 30, 2009. This resulted in a charge to operating expenses in the Company's statement of operations.
     o 2,346,698 shares of common stock valued at $23,467 for the conversion of a note payable under the terms of the original agreement.
     o 2,000,000 shares of common stock valued at $200,000 for the retention of an investment banking firm for services performed during the quarter. This resulted in a charge to operating expenses in the Company's statement of operations.
     o 400,000 shares of common stock valued at $30,000 for professional services related to the issuance of the short-term convertible note payable. This amount was recorded as deferred financing costs and was amortized ratably to interest expense over the term of the related note.

During the three months ended March 31, 2009, the Company issued:

     o 2,273,333 shares of common stock valued at $170,500 for professional services related to the issuance of the short-term convertible note payable. This amount was recorded as deferred financing costs and was amortized ratably to interest expense over the term of the related note.
     o 8,000,000 shares of common stock and 8,000,000 shares of Series C Convertible Preferred Stock, with an estimated value of $2,500,000 were issued to the shareholders' of Ceres in exchange for their shares in Ceres under the acquisition agreement between the parties and the Company.
     o 500,000 shares of Series B Convertible Preferred Stock, with an estimated value of $150,000 were issued to Thomsen in exchange for its share ownership in MPS under the acquisition agreement between Thomsen and the Company.

Treasury Stock

With the acquisition of Pacific Rim in fiscal 2008, the Company acquired 1,103,500 shares its own common stock that was valued at $143,456, at an average price of $0.13 per share. During the quarter ended March 31, 2009, the Company purchased 1,113,000 shares of its common stock for $302,123, at an average price of $0.27 per share. During the three months ended June 30, 2009, the Company sold 402,800 shares of its common stock for $63,246, at an average price of $0.16 per share.

Note 15. Commitments and Contingencies

The Company forward contracts for a certain portion of its future grain requirements. At June 30, 2009, the Company had outstanding commitments for grain purchases totaling approximately $2,500,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

The following table provides information regarding fair value measurements for our marketable securities as of June 30, 2009 according to the three-level fair value hierarchy:

                                                  Fair Value Measurements at Reporting Date Using
                                                -------------------------------------------------
                                                Quoted Prices in      Significant
                                                Active Markets          Other          Significant
                                                      for             Observable      Unobservable
                                  Balance       Identical Assets         Inputs          Inputs
                               June 30, 2009       (Level 1)           (Level 2)        (Level 3)
                              --------------    ----------------      -----------     ------------
Equity securities             $      137,557    $             --      $   137,557     $         --


Equity securities as of June 30, 2009 are comprised of stock holdings in one company that is traded on the Over-The-Counter Bulletin Board.


Note 17. Subsequent Events

Subsequent to June 30, 2009, certain holders of the short-term convertible notes payable referenced in Note 9. Short-term Notes Payable and Other Debt herein, converted their notes into common stock under the terms of their agreements. 28,566,961 shares were issued for the conversion of $1,788,000 in short-term convertible notes plus interest accrued on those notes.

Subsequent to June 30, 2009, the Company issued 625,000 and 500,000 shares of its common stock for services rendered after June 30, 2009, and as an employee retention bonus, respectively. The shares issued for services will result in a charge to operating expenses in the Company's statement of operations for the three-month period ending September 30, 2009.

Subsequent to June 30, 2009, the Company finalized an agreement with the former holders of 4,420,000 shares of Series A Convertible Preferred Stock referenced in Note 13. Stockholders' Equity herein. In accordance with the agreement, the Company issued 2,500,000 shares of its common stock valued at $221,000.

In July of 2009, the Company entered into a Letter of Intent to acquire Atlanta-based White Hat Brands, LLC, producers of a variety of all-natural, multi-vitamin-fortified juice beverages for children under the brand name Dog On It! (TM). Terms of the agreement include the issuance of shares of the Company's common stock. There are several conditions precedent to closing the transaction.

Item 2.   Management's Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," "could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that address, among other things.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, inventory valuation, the carrying value and any impairment goodwill and of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.


RECENT ACCOUNTING DEVELOPMENTS

See Note 2 to the accompanying interim consolidated financial statements for a summary of recent accounting developments.

Plan of Operation

Overview

Ceres Organic Harvest Inc. (Ceres) --an acquisition that closed Feb. 24, 2009 is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supply organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture's (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One's reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

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

Today Mach One and its three Operating Groups--Animal Wellness, Organics and Sustainables, and BioPharm Process Systems--offer a broad range of solutions to global health problems, from helping calves develop immunity at birth to carefully managing organic grain crops, to testing equipment that helps detect compromised food products long before they can cause a problem. Currently, neither Animal Wellness nor BioPharm Process Systems has generated significant revenues or acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

We have not generated significant operating revenues, and as of June 30, 2009 we had incurred a cumulative consolidated net loss from inception of $9,858,056.

For the six month periods ended June 30, 2009 and 2008, our consolidated net losses were $6,113,296 and $686,999 respectively. Our current liabilities as of June 30, 2009 exceed current assets by $2,406,844.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 2-3 months. Should we be unable to obtain additional funding in the next 3 months, we would be required to cut expenses in our Organics and Sustainables group and temporarily halt operations in our Animal Wellness group until such funding is obtained. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We believe that some, if not all, of the required funds could be generated from the increased cash flows of our Operating Groups as they become fully integrated.

Results of Operations

Quarter Ending June 30, 2009 Compared to Quarter Ending June 30, 2008

Net sales for the quarter ended June 30, 2009 were $1,683,156 compared to $22,020 for the same period last year. Net sales increased due to increased revenues from the acquisition of Ceres (approximately $1,627,000) and MPS (approximately $45,600). There were no significant changes in sales of the parent company between the periods presented.

Cost of goods sold were $1,447,195 for the quarter ended June 30, 2009 compared to $10,027 for the quarter ended June 30, 2008. This increase was primarily due to acquisition of Ceres (approximately $1,437,000). There were no significant changes in cost of goods sold of the parent company between the periods presented.

Gross profit for the quarter ended June 30, 2009 was $235,961 compared to $11,993 for the same period last year. Gross profit increased due to increased sales with the acquisition of Ceres Organic (approximately $190,100) and MPS (approximately $45,600).

Operating expenses increased to $5,200,557 in the quarter ended June 30, 2009 from $263,469 in the same quarter in 2008. The increase is due to the impairment of goodwill of $3,438,466 and additional personnel in the parent company and costs associated with additional employees and facilities from the acquisition of Ceres and MPS.

Interest expense for the quarter ended June 30, 2009 was $154,756 compared to $470 for the same period last year. Interest expense increased due to the issuance of short term notes payable during the two quarters ended March 31, 2009 and to debt issued in connection with the acquisition of Pacific Rim.

Six Months Ending June 30, 2009 Compared to Six Months Ending June 30, 2008

Net sales for the six months ended June 30, 2009 were $2,494,604 compared to $82,427 for the same period last year. Net sales increased due to increased revenues from the acquisition of Ceres (approximately $2,358,000). There were no significant changes in sales of the parent company between the periods presented.

Cost of goods sold were $2,166,807 for the six months ended June 30, 2009 compared to $38,125 for the six months ended June 30, 2008. This increase was primarily due to acquisition of Ceres (approximately $2,103,000). There were no significant changes in cost of goods sold of the parent company between the periods presented.

Gross profit for the six months ended June 30, 2009 was $327,797 compared to $44,302 for the same period last year. Gross profit increased due to increased sales with the acquisition of Ceres Organic ($283,726). This was offset by a negative gross profit for the parent company in the current period.

Operating expenses increased to $6,011,956 in the six months ended June 30, 2009 from $677,471 in the same period in 2008. The increase is due to the impairment of goodwill of $3,438,466 and additional personnel in the parent company and costs associated with additional employees and facilities from the acquisition of Ceres and MPS.

Interest expense for the six months ended June 30, 2009 was $436,612 compared to $58,830 for the same period last year. Interest expense increased due to the issuance of short term notes payable during the two quarters ended March 31, 2009 and to the acquisition of Ceres.

Liquidity and Capital Resources

We had a cash balance of $183,588 as of June 30, 2009 and a cash balance of $635,334 as of December 31, 2008.

The value of our marketable securities on June 30, 2009 decreased to $137,557 from $483,900 as of market close on December 31, 2008. The decrease is due to the decline in market values of these securities.

Accounts receivable as of June 30, 2009 increased to $1,077,713 from $44,603 at December 31, 2008 due to the acquisition of Ceres, which added approximately $982,000 as of June 30, 2009.

Net inventory as of June 30, 2009 increased to $1,814,436 from $520,020 at December 31, 2008 due to the acquisition of Ceres, which added approximately $1,194,000 as of June 30, 2009.

Total assets at June 30, 2009 are $7,632,166 compared to $6,196,748 at December 31, 2008. This increase is attributable to the acquisitions of Ceres and MPS.

As of June 30, 2009 we have current liabilities totaling $5,896,035 compared to $1,223,904 at December 31, 2008. The increase is due to; an increase in accounts payable, which is mainly due to the acquisition of Ceres, which added approximately $2,329,000 of payables as of June 30, 2009, an increase in accrued interest at the parent company of approximately $221,000, a net increase in short-term notes payable of approximately $1,697,000.

Long term debt as of June 30, 2009 is $3,177,512 compared to $3,164,268 at December 31, 2008.

Factors that caused our cash flows from operations to decrease during the six months ended June 30, 2009 as compared to the six month period ended June 30, 2008, were the acquisition of Ceres and the use of funds for establishing Animal Wellness Group operations. Our cash flow used in investing activities increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to increased fixed asset acquisitions. Cash flow from financing activities increased during the six months ended June 30, 2009 as compared to the same period in 2008 as a result of the issuance of short term notes, which was offset by the purchase of treasury stock.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of June 30, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (The "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 4 (T) of the Company's Form 10-Q for the quarter ended March 31, 2009.

Notwithstanding the material weaknesses that existed as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control, as described in Item 4 (T) of our Form 10-Q for the quarter ended March 31, 2009, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.



                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2009, pursuant to an agreement, 2,273,333 shares of common stock valued at $170,500 for professional services related to the issuance of the short-term convertible note payable.

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

On April 13, 2009, pursuant to an agreement, Mach One issued 400,000 shares of common stock valued at $30,000 for professional services related to the issuance of the short-term convertible note payable.

On May 13, 2009, Mach One issued 2,346,698 shares of common stock valued at $23,467 for the conversion of a note payable under the terms of the original agreement.

On May 20, 2009, Mach One issued 2,000,000 shares of common stock valued at $200,000 for the retention of an investment banking firm for services performed during the quarter. This resulted in a charge to operating expenses in the Company's statement of operations.

On June 2, 2009, Mach One issued 5,000,000 shares of common stock for the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $50,000, under the terms of the agreements.

On various dates during three months ended June 30, 2009, Mach One issued 3,189,505 shares of common stock for the conversion of $160,000 of short-term notes payable and $8,546 of related accrued interest under the terms of the agreements.

On various dates during three months ended June 30, 2009, Mach One issued 2,220,000 shares of common stock valued at $166,500 for consulting services provided during the three months ended June 30, 2009. This resulted in a charge to operating expenses in the Company's statement of operations.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company's SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company. All of the investors acquired their Common Stock and/or Preferred Stock (the "Securities") for investment and not with a view toward distribution. All of the stock certificates issued, or to be issued upon conversion, to the thirty Pacific Rim shareholders and the stock certificates issued to Thomsen and to the six Ceres shareholders have been, affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company issued the Securities in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under.


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

(a) Exhibits: The following exhibits are filed with this report:

     31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

     31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

     32. Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *


---------------------------
* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Mach One Corporation

Date: August 21, 2009                   By: /s/ Monte B. Tobin
                                            ------------------------------------
                                               Monte B. Tobin,
                                               President and
                                               Chief Executive Officer

                                        By: /s/ Patrick G. Sheridan
                                            ------------------------------------
                                               Patrick G. Sheridan,
                                               Chief Financial Officer