Form 10-Q
period 2009-09-30
MACH ONE CORP
filed 2009-11-23
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009

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
(Address of principal executive offices)

(888) 400-7179
(Issuer's telephone number)

6430 Congress Drive, West Bend, WI 53095
(Former name, former address and former fiscal year, if applicable)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act. Yes ☐ No ☒

As of November 17, 2009, 172,021,946 shares of common stock were outstanding.

MACH ONE CORPORATION

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$79,332	$635,334
Accounts receivable	849,578	44,603
Accounts receivable pledged as collateral	170,954	-
Marketable securities	68,391	483,900
Inventory	1,372,892	520,020
Other current assets	84,490	43,395

Total Current Assets	2,625,637	1,727,252

Property and equipment, net	1,080,187	771,030
Goodwill	280,232	3,438,466
Intangible assets, net	2,772,060	80,000
Prepaid management fees	157,500	180,000
TOTAL ASSETS	$6,915,616	$6,196,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,760,137	$7,577
Accrued expenses	707,726	401,327
Short-term notes payable and other debt	519,218	815,000
Deferred revenue	51,921	-
Current portion of long-term debt obligations	21,806	-

Total Current Liabilities	4,060,808	1,223,904

Long-term debt, net of current portion	3,408,482	3,164,268

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.05 par value, 10,500,000 shares authorized, 8,500,000 and 5,420,000 shares
issued and outstanding at September 30, 2009 and December 31, 2008, respectively, liquidation preference of $4,500,000 and $0 at September 30, 2009 and December 31, 2008, respectively	425,000	271,000
Common stock, $.001 par value, 239,500,000 shares authorized, 172,021,946 and
111,094,054 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	172,021	111,093
Treasury stock	(283,425)	(143,456)
Additional paid-in capital	10,756,771	5,314,699
Accumulated deficit	(11,308,068)	(3,744,760)
Accumulated other comprehensive loss	(237,271)	-

Total Mach One Corporation Stockholders' Equity (Deficit)	(474,972)	1,808,576

Non-controlling interest in variable interest entity	(78,702)	-

Total Stockholders' Equity (Deficit)	(553,674)	1,808,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,915,616	$6,196,748

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Sales, net	$1,579,693	$1,646	$4,074,297	$84,073

Cost of goods sold	1,529,223	4,737	3,696,030	42,862

Gross profit	50,470	(3,091)	378,267	41,211

Operating expenses	1,398,375	162,138	3,971,865	840,557
Goodwill impairment	-	-	3,438,466	-

Loss from operations	(1,347,905)	(165,229)	(7,032,064)	(799,346)

Other expense:
Realized gain (loss) on sale of marketable securities	33,438	-	(33,662)	-
Interest expense	(139,672)	-	(576,284)	(52,882)
Total other expense	(106,234)	-	(609,946)	(52,882)

Loss before provision for income taxes	(1,454,139)	(165,229)	(7,642,010)	(852,228)

Income tax provision	-	-	-	-

Net loss	(1,454,139)	(165,229)	(7,642,010)	(852,228)

Less: Net loss attributable to non-controlling interest in variable interest entity	4,127	-	78,702	-

Net loss attributable to Mach One Corporation	$(1,450,012)	$(165,229)	$(7,563,308)	$(852,228)

Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.06)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	163,986,263	78,633,909	136,244,588	77,239,613

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,642,010)	$(852,228)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,663	55,750
Amortization of deferred financing costs	200,500	-
Amortization of prepaid management fees	22,500	-
Loss on sale of marketable securities	33,662
Goodwill impairment	3,438,466	-
Common stock issued for services	521,792	282,500
(Increase) decrease in operating assets (net of acquisitions):		-
Accounts receivable	(372,602)	(31,570)
Inventory	306,832	-
Other current assets	(33,455)	-
Increase in operating liabilities (net of acquisitions):
Accounts payable and accrued expenses	1,414,073	34,764
Deferred revenue	46,722	-
Total adjustments	$5,825,153	$341,444

Net cash used in operating activities	$(1,816,857)	$(510,784)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	144,576	-
Acquisitions, net of cash acquired	30,674	-
Purchase of property and equipment, net	(331,636)	(172,880)
Net cash used in investing activities	$(156,386)	$(172,880)

Cash flows from financing activities:
Proceeds from short term notes payable	1,640,403	681,671
Payments on short term notes payable	(52,000)	-
Payments on long-term debt	(17,948)	-
Proceeds from the sale of treasury stock	148,909	-
Purchase of treasury stock	(302,123)	-
Net cash provided by financing activities	$1,417,241	$681,671

Net decrease in cash	$(556,002)	$(1,993)

Cash, beginning of period	635,334	6,928

Cash, end of period	$79,332	$4,935
Supplemental cash and non-cash flow information
Common stock issued for conversion of short term notes payable
and related accrued interest	$2,224,485	$-
Conversion of preferred stock into common stock	$271,000	$-
Unrealized loss on marketable securities	$237,271	$-
Cash paid for interest	$37,410	$-
Common stock issued for payment of long-term debt	$23,467	$50,000
Loss on sale of treasury stock	$13,245	$-
Liability for license agreement	$243,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Nature of Business:  Mach One Corporation is a global wellness solutions company with operations in Animal Wellness; Organics & Sustainables; and BioPharm Process Systems. Through its Animal Wellness Group, the Company focuses on major opportunities for positive, long-term health and longevity benefits for disease-threatened animals in the commercial livestock and poultry industries, especially the beef and dairy sectors. The Organics & Sustainables Group, through its flagship company Ceres Organic Harvest, Inc. (Ceres), addresses the growing needs of food manufacturers in the organic foods market which are challenged to increase production capacity for organic raw commodities and feed stocks that go into the finished products. The BioPharm Process Systems Group provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry, and also will be integral in setting up and servicing the projected three U.S.-based laboratories for production of Mach One's Animal Wellness Group Bridge™ product line.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The wholly owned subsidiaries include Ceres, Pacific Rim Foods, Ltd. (Pacific Rim) and Modular Process Constructors, LLC (MPS). All inter-company transactions and balances have been eliminated in the consolidation.

The Company includes in its consolidated financial results entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary.

Variable Interest Entity:  During the nine months ended September 30, 2009, the Company was considered the primary beneficiary of Progressive Formulations, Inc. (PFI). PFI is an importer and distributor of soy-based organic food products whose initial capitalization was provided in the form of loans and inventory by the Company. PFI is wholly-owned by a shareholder of the Company. Refer to Note 4. Consolidation of Variable Interest Entity for further information on our consolidated VIE.

Management Estimates:  The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the realizability of accounts receivable, inventory valuation, impairment of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Available for sale securities are stated at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. These fair values are primarily determined using quoted market prices. The carrying amount of securities, for the purpose of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification.

Customer Concentrations and Accounts Receivable:  Accounts receivable arise in the normal course of business in selling products to customers.  Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Accounts are written off as they are deemed uncollectible based upon a periodic review of the accounts.  As of September 30, 2009 and December 31, 2008, management has estimated that accounts receivable are fully collectible, and thus, has established no allowance for doubtful accounts.

Inventory:  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of September 30, 2009 and December 31, 2008, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

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

Goodwill:  Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill annually during the quarter ending December 31, and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of the Company. An impairment loss generally would be recognized when the carrying amount of the Company’s net assets exceeds the estimated fair value of the reporting unit.

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

Income Taxes:  The Company provides for income taxes using an asset and liability approach.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  For all periods presented, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company recognizes a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Comprehensive Income (Loss): Comprehensive Income (Loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $(237,271) of other comprehensive income (loss) for the nine months ended September 30, 2009. There were no other comprehensive income (loss) items for the nine months ended September 30, 2008.

Recent Accounting Developments: In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have any current impact on the Company's financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of Ceres and MPS in February of 2009, the Company had primarily been engaged in product development and pre-operational activities.  Minimal revenue has been generated to date and the Company has accumulated losses totaling $11,308,068 from inception through September 30, 2009, and a net working capital deficit of $1,435,171.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses in our Organics and Sustainables group and temporarily halt operations in our Animal Wellness group until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both.

However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities.

Note 4. Consolidation of Variable Interest Entity

The Company identifies variable interest entities and determines when we should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statement.

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

The Company determined they are required to consolidate PFI as a VIE. Therefore, as of and for the three and nine months ended September 30, 2009, the consolidated balance sheet, consolidated statements of operations and cash flows, and the related footnotes of the Company have been presented on a consolidated basis to include its variable interest in PFI.  More specifically, as of and for the three and nine months ended September 30, 2009, PFI amounts included in the consolidated financial statements of the Company consist of; total assets of $50,886, total liabilities of $21,728 and selling, general and administrative expenses of $4,127 and $78,702, respectively. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2008 or the consolidated statements of operations and cash flows for the nine months ended September 30, 2008 as PFI is a VIE of Ceres, which was not then acquired by the Company.

Note 5.  Product License and Asset Purchase

On August 11, 2009, the Company entered into an exclusive license and distribution agreement to acquire the formulations and worldwide marketing rights to a suite of products that promote joint and bone health in horses, dogs and humans. These formulas and related rights are being acquired from Platte Valley State Bank (Platte Valley), who currently owns all rights pertaining to these products. The products were previously developed, manufactured and distributed by Clark Biotechnology, Inc. (CBI). CBI discontinued operations in 2008 due to the death of its founder.

The agreement calls for minimum royalties totaling $350,000 to be paid as follows:

$30,000                 September 11, 2010
$80,000                 September 11, 2011
$80,000                 September 11, 2012
$80,000                 September 11, 2013
$80,000                 September 11, 2014

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (See Note 12) as of September 30, 2009.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred.

On August 11, 2009, the Company also purchased certain related equipment from Platte Valley for $50,000. We allocated $29,589 to assets that we intend to sell, which is included in other current assets as of September 30, 2009. The remaining $20,411 is included in property and equipment as of September 30, 2009.  On November 9, 2009, the Company sold all of the assets held for sale for $50,000, resulting in a gain of $20,411.

Note 6.  Acquisitions

On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between the Company, Pacific Rim Foods, Ltd. (Pacific Rim) and certain shareholders of Pacific Rim, the Company issued 28,000,000 shares of its common stock, valued at $3,500,000, and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 (collectively the “Exchange Securities”) in exchange for of all of the issued and outstanding capital stock of Pacific Rim. Pacific Rim is a development stage company with interests in the food and energy sector in China and Australia. These interests include equity, debt, options, insurance and intellectual property. The underlying commodities represented by these interests include corn and oil and gas.  The development stage of Pacific Rim reflects its early interests in acquiring and controlling a number of shelf stable food processing facilities in China with the intent of growing and processing a broad range of commodities. Its initial interests have focused on sweet corn and its platform interests include Jilin Jimei Foods Ltd, which is the oldest sweet corn joint venture in China. The interests in Jilin Jimei Foods Ltd include options, debt instruments (inventory loans) and intellectual property (trademark and brands). For reasons noted further below in this footnote, the Company intends to liquidate the assets of Pacific Rim to obtain cash for financing other operations of the Company. We are, however, undecided as to the ultimate disposition of the brand trademark as we believe that it is either salable or licensable. We intend to fully liquidate all other assets by December 31, 2010.

On February 18, 2009, the Company consummated the acquisition and purchase from Thomsen Group, LLC (Thomsen) of all of the assets of Modular Process Constructors, LLC (MPS). Pursuant to the Agreement for Purchase and Sale of Business, in exchange for the MPS assets the Company issued to Thomsen 500,000 shares of restricted Series B Convertible Preferred Stock (Series B Preferred Stock), valued at $150,000. Each share of Series B Preferred Stock is convertible into two shares of the Company’s common stock. In addition to the issuance of Series B Preferred Stock, the Company executed an Earn-Out Agreement with Thomsen for the issuance of up to 35% of the Company’s issued and outstanding common stock based upon the percentage of MPS net income to total consolidated net income of the Company for the three year period ending December 31, 2011.  Under current accounting guidance, contingent consideration arrangements such as these are to be recorded as a liability or equity at its estimated fair value at the time of the acquisition.  As of September 30, 2009, the Company has not yet determined if the contingent consideration is probable or reasonably estimable.  In the event the Company is not able to determine if the contingent consideration is probable and reasonably estimable by the end of the measurement period (i.e. December 31, 2009), the fair value of the contingent consideration will be recognized in a subsequent reporting period when and if the issuance of additional shares of common stock to the sellers is probable and reasonably estimable.   MPS designs and builds process equipment used by the biopharmaceutical industry. MPS's skid based solutions offer componentized fabrication for small and large projects reducing lead time, transport cost, and installation time. MPS provides entire project solutions including documentation, process modules, custom stainless steel fabrication, and electronic controls to the biopharmaceutical markets.

On February 20, 2009, pursuant to a Plan and Agreement of Reorganization between the Company and Ceres Organic Harvest, Inc. (Ceres), the Company completed the acquisition of all of the issued and outstanding capital stock of Ceres in exchange for 8,000,000 shares of the Company’s common stock and 8,000,000 shares of Series C Convertible Preferred Stock (Series C Preferred Stock), valued at $2,500,000. Each share of Series C Preferred Stock is convertible into one share of Mach One common stock. Ceres and its subsidiary Organic Grain and Milling, Inc. supply organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products.

Due to the nature and timing of these transactions, as of March 31, 2009, the Company made a good-faith estimate as to the value of the consideration paid for Pacific Rim, MPS and Ceres and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation, which was further refined in the quarter ended June 30, 2009.  The Company finalized these estimates, with the exception of the MPS Earn-Out agreement, and the purchase price allocation during the quarter ended September 30, 2009, noting only minor adjustments.

As of December 31, 2008, the Company expected to exploit the assets that Pacific Rim holds in China, such as the brand trademark and options to acquire joint ventures. As of June 30, 2009, the Company had reconsidered these options and is focusing its efforts on the Company’s mission to develop bio-solutions to provide and promote human and animal wellness. As such, the Company determined the goodwill initially recorded of approximately $3.4 million was impaired and was charged to operating expenses in the Company’s consolidated statement of operations.

The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of September 30, 2009:

	Ceres	MPS	Pacific Rim	Total
Current assets	$1,950,349	$3,015	$1,514,834	$3,468,198
Identifiable intangible assets	2,490,000	100,000	80,000	2,670,000
Goodwill subsequently impaired	-	-	3,438,466	3,438,466
Goodwill	178,048	102,184	-	280,232
Other long-term assets	82,544	-	180,000	262,544

Total assets acquired	4,700,941	205,199	5,213,300	10,119,440
			_
Current liabilities	2,137,207	55,199	213,300	2,405,706
Long-term liabilities	63,734	-	-	63,734

Total liabilities assumed	2,200,941	55,199	213,300	2,469,440

Total purchase consideration	$2,500,000	$150,000	$5,000,000	$7,650,000
				_________

Identifiable intangible assets acquired in the acquisition of Ceres is comprised of; a proprietary product license, an exclusive import supplier relationship and a customer list, valued at $980,000, $660,000 and $850,000, respectively and estimated to have useful lives of 15, 5 and 5 years, respectively. The Company amortizes these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of MPS are comprised of engineering methodology and a customer list that the Company estimates has a useful life of 5 years. The Company amortizes these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of Pacific Rim are comprised of a brand trademark that the Company estimates has a useful life of 15 years. While the trademark is currently in use, we have not currently determined the ultimate disposition and have recorded no amortization as of September 30, 2009.

The Company has recorded the results of the operations of Pacific Rim, Ceres and MPS in the Company’s consolidated statement of operations beginning with the effective date of each respective acquisition.

Note 7. Intangible Assets and Goodwill

Intangible assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Brand trademark	$80,000	$80,000
Proprietary product license	980,000	-
Supplier relationship	660,000	-
Customer list	850,000	-
Engineering methodology and customer list	100,000	-
Licensed assets (See Note 5)	243,700	-
Less: accumulated amortization	2,913,700	80,000
	(141,640)	-
	$2,772,060	$80,000

Amortization of $60,702 and $141,640 was recorded for the three and nine months ended September 30, 2009, respectively.

We periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $60,700 for the remainder of 2009, $390,100 in 2010 and $510,300 in 2011, $560,900 in 2012 and 690,500 in 2013.

Note 8. Inventories

Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$22,747	$-
Finished goods	1,350,145	520,000
	$1,372,892	$520,020

Note 9.   Composition of Certain Financial Statement Captions

Other current assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Loans receivable	$-	$4,000
Assets held for sale (See Note 5)	29,589	-
Prepaid expenses and other	54,901	39,395
	$84,490	43,395

Note 10. Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30 2009	December 31, 2008
Machinery & equipment	$1,016,600	$821,879
Building	94,355	-
Leasehold improvements	99,507	21,790
Computer equipment	53,706	10,322
Furniture & fixtures	10,517	5,287
Vehicles	3,606	-
Land	1,536	-
Livestock	48,871	55,240
Less: accumulated depreciation	1,328,698	914,518
	(48,511)	(43,488)
	$1,080,187	$771,030

Depreciation expense related to property and equipment was $45,187 and $105,023 for the three and nine months ended September 30, 2009, respectively and $14,263 and $55,750 for the three and nine months ended September 30, 2008, respectively.

Note 11. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Short-term convertible notes payable	$267,500	$715,000
Transfac Financing Agreement	130,630	-
Note payable at 10%, due 12/31/2009	100,000	100,000
Short-term loans and lines of credit	21,088	-
	$519,218	$815,000

Short-term Convertible Notes Payable

The Company entered into two rounds of financing through Commonwealth Capital during the quarters ended December 31, 2008 and March 31, 2009.

The first round (Commonwealth One) was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% is due with the principal on various dates in June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.045 per share at any time during the term of the notes.

The second round (Commonwealth Two) was closed partially in December 2008, and the remainder in the quarter ended March 31, 2009. Proceeds from the notes were $95,000 and $1,602,984 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 12.0% is due with the principal on various dates in June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.075 per share at any time during the term of the notes.

During the three months ended September 30, 2009, $350,000 of the Commonwealth One and $1,575,484 of the Commonwealth Two notes were converted into 7,777,778 and 21,006,453 shares of the Company’s common stock, respectively.  During the three months ended June 30, 2009, $100,000 of the Commonwealth One and $60,000 of the Commonwealth Two notes were converted into 2,222,222 and 800,000 shares of the Company’s common stock, respectively. Subsequent to September 30, 2009, and as of the date of this report, all notes have either been converted or verbally extended until further notice by the note holders.

The Company also entered into loan agreements with an unrelated individual (Plant Notes). Proceeds from the agreements were $70,000 and $35,000 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 5.0% is due with the principal on demand. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes.

The Company has recorded accrued interest on the short-term notes convertible payable of $163,040 and $13,667, as of September 30, 2009 and December 31, 2008, respectively. Accrued interest is included in accrued expenses on the Company’s consolidated balance sheet herein.

The conversion prices of these convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable follows:

	September 30, 2009	December 31, 2008
Commonwealth One	$100,000	$550,000
Commonwealth Two	62,500	95,000
Plant Notes	105,000	70,000

Total	$267,500	$715,000

Transfac Financing Agreement

In connection with the acquisition of Ceres, the Company has an accounts receivable financing agreement (the “Agreement”) with Transfac Capital, LLC (“Transfac”).  The original Agreement term is one year from the effective date of June 2, 2008 and is cancelable immediately upon notice by Transfac, or within ten days of notice by the Company if the Company secures financing from an FDIC insured institution.  Upon the acquisition of Ceres by the Company, the term changed to month-to-month and is cancelable within ten days of notice by Ceres. Under the terms of the Agreement, the Company may offer to sell its accounts receivable to Transfac each month during the term of the Agreement, up to a maximum amount outstanding at any time of $1.5 million in gross receivables submitted, or $1.2 million in net amounts funded based upon an 80.0% advance rate. The Company is obligated to offer accounts totaling a minimum of $300,000 in each month, and Transfac has the right to decline to purchase any offered accounts (invoices).

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased. Transfac fees are reported in the Company’s consolidated statement of operations as interest expense and were $11,874 and $30,680 for the three and nine months ended September 30, 2009, respectively. There were no fees incurred for the three and nine months ended June 30, 2008 as the Agreement is with Ceres, which was not acquired until the first quarter of fiscal 2009.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral. Accounts Receivable pledged as collateral on the accompanying consolidated balance sheets in the amount of $170,954 as of September 30, 2009, represents the gross receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $130,630 as of September 30, 2009.

Note 12. Long-term Debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Zero Coupon Convertible Subordinated Note Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible to shares of common
stock of the Company at $0.125 per share at any time, unsecured	$1,535,000	$1,535,000
Zero Coupon Convertible Subordinated Note Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible to shares of common
stock of the Company at $0.125 per share at any time, unsecured	1,500,000	1,500,000
Liability for license agreement (See Note 5)	243,700	-
Unsecured note payable, related party (See Note 14)	105,861	105,801
Variable interest bank note at prime plus 2.75%, 6.0% at September 30, 2009, due January 31, 2012, principal and interest due monthly, secured by the assets
of Ceres	45,727	-
Other	-	23,467
	3,430,288	3,164,268

Less current portion:	(21,806)	-

Total long-term debt	$3,408,482	$3,164,268

The conversion prices of the Zero Coupon Convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded. Additionally, the conversion price is subject to weighted-average anti-dilution adjustments in the event we issue common stock at a price below the then-applicable conversion price other than common stock issuances or option grants to the Company's employees, directors or officers.  Under current accounting guidance, if the terms of a contingent conversion option does not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer shall wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.  The number of shares that would be received upon conversion based on the adjusted conversion price would then be compared with the number that would have been received before the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount shall be recognized when the triggering event occurs.

Future minimum payments on long-term debt at September 30, 2009 are as follows:

Years ending December 31,
$$870
2009, remaining	21,806
2010	71,897
2011	59,642
2012	3,276,073
2013
$3,430,288

Note 13. Basic and Diluted Earning Per Share

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

As of September 30, 2009, the Company had (i) 9,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 27,545,555 shares of common stock issuable under convertible debt arrangements.  As of September 30, 2008, the Company had (i) 25,420,000 shares of common stock issuable under convertible preferred stock arrangements. These 36,745,555 and 25,420,000 shares as of September 30, 2009 and 2008, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 14. Related Party Transactions

We lease our office and warehouse facility in Belgium, Wisconsin from Monte B. Tobin, our Chairman, and his wife, (the Tobins) under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with an option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,861. Interest accrues at 12% per year.

Note 15. Stockholders’ Equity

Common Stock

The Company is authorized to issue 239,500,000 shares of $.001 par value common stock. The Company has 172,021,946 shares of its common stock issued and outstanding at September 30, 2009. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

During the three months ended March 31, 2009, the Company executed an agreement with the Series A Convertible Preferred Shareholders for a return to the Company of 4,420,000 Series A Preferred shares in return for an undetermined number of shares of common stock. The preferred shares were returned to the Company in February 2009. The Company finalized the agreement during the three months ended September 30, 2009. In accordance with the agreement, the Company issued 2,500,000 shares of its common stock.

During the three months ended June 30, 2009, the remaining 1,000,000 Series A Convertible Preferred shares outstanding at December 31, 2008, were converted into 5,000,000 shares of the Company’s common stock.

Pursuant to the acquisition of MPS, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share, totaling $500,000.

Pursuant to the acquisitions of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each Preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share, totaling $4,000,000.

Stock Issuances

During the three months ended September 30, 2009, the Company issued:

•
31,488,072 shares of common stock, at prices of $0.045 and $0.075 per share, for the conversion of $1,922,384 of short term notes payable and $183,555 of related accrued interest under the terms of the agreements.

•	2,500,000 shares of common stock, at approximately $0.09 per share, for the conversion of 4,420,000 shares of Series A Convertible Preferred Stock under the terms of the agreements.
•
1,010,284 shares of common stock valued at $105,292 (approximately $0.10 per share) for consulting services provided during the three months ended September 30, 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

•	500,000 shares of common stock for a retention bonus to an employee of the Company. This amount was recorded as compensation expense in the Company’s consolidated statement of operations.

During the three months ended June 30, 2009, the Company issued:

•	5,000,000 shares of common stock, at $0.01 per share, for the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $50,000, under the terms of the agreements.
•
3,189,505 shares of common stock, at prices of $0.045 and $0.075 per share, for the conversion of $160,000 of short term notes payable and $8,546 of related accrued interest under the terms of the agreements.

•
2,220,000 shares of common stock valued at $166,500 ($0.075 per share) for consulting services provided during the three months ended June 30, 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

•	2,346,698 shares of common stock valued at $23,467 ($0.01 per share) for the conversion of a note payable under the terms of the original agreement.
•
2,000,000 shares of common stock valued at $200,000 ($0.10 per share) for the retention of an investment banking firm for services performed during the quarter. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

•
400,000 shares of common stock valued at $30,000 ($0.075 per share) for professional services related to the issuance of the short-term convertible note payable. This amount was recorded as deferred financing costs and was amortized ratably to interest expense over the term of the related note.

During the three months ended March 31, 2009, the Company issued:

•
2,273,333 shares of common stock valued at $170,500 ($0.075 per share) for professional services related to the issuance of the short-term convertible note payable. This amount was recorded as deferred financing costs and was amortized ratably to interest expense over the term of the related note.

•
8,000,000 shares of common stock and 8,000,000 shares of Series C Convertible Preferred Stock, with an estimated value of $2,500,000 were issued to the shareholders’ of Ceres in exchange for their shares in Ceres under the acquisition agreement between the parties and the Company.

•
500,000 shares of Series B Convertible Preferred Stock, with an estimated value of $150,000 were issued to Thomsen in exchange for its share ownership in MPS under the acquisition agreement between Thomsen and the Company.

Treasury Stock

With the acquisition of Pacific Rim in fiscal 2008, the Company acquired 1,103,500 shares of its own common stock that was valued at $143,456, at an average price of $0.13 per share. During the quarter ended March 31, 2009, the Company purchased 1,113,000 shares of its common stock for $302,123 in cash, at an average price of $0.27 per share. During the three months ended June 30, 2009, the Company sold 402,800 shares of its common stock held in treasury for $63,246 in cash, at an average price of $0.16 per share. During the three months ended September 30, 2009, the Company sold 754,000 shares of its common stock held in treasury stock for $85,663 in cash, at an average price of $0.11.

Note 16. Commitments and Contingencies

The Company enters into forward contracts for a certain portion of its future grain requirements. At September 30, 2009, the Company had outstanding commitments for grain purchases totaling approximately  $2,500,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to a warehouse agreement, the Company is obligated to minimum monthly storage and handling amounts of $1,000, totaling $12,000 for the year ending December 31, 2009.

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 17. Fair Value Measurements

The Company values its marketable securities based on a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following table provides information regarding fair value measurements for our marketable securities as of September 30, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
	Balance September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities	$68,391	$—	$68,391	$—

Equity securities as of September 30, 2009 are comprised of stock holdings in one company that is traded on the Over-The-Counter Bulletin Board.

Note 18. Subsequent Events

The Company has evaluated for disclosure subsequent events that have occurred up to November 23, 2009, the date the consolidated financial statements were available for issuance.

Item 2.Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as “may,”  “should,” “would,” “could,” “plan,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” and similar words and variations thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that address, among other things,

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, inventory valuation, the carrying value and any impairment of goodwill and intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 to the accompanying interim consolidated financial statements for a summary of recent accounting developments.

Plan of Operation

Overview

Ceres Organic Harvest Inc. (Ceres) —an acquisition that closed Feb. 20, 2009, is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supply organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture’s (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One’s reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

Modular Process Constructors, LLC (dba MPS-BioPharm)—an acquisition that closed Feb. 19, 2009— is now part of Mach One’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. With the addition of MPS-BioPharm, it enables Mach One to accelerate production of biopharmaceutical, Nutraceutical, and Bridge™ Iggs on a global basis. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

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

We have not generated significant operating revenues, and as of September 30, 2009 we had incurred a cumulative consolidated net loss from inception of $11,308,068.

For the nine month periods ended September 30, 2009 and 2008, our consolidated net losses were $7,563,308 and $852,228 respectively. Our current liabilities as of September 30, 2009 exceed current assets by $1,435,171.

Although we recently completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we will eventually require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 2-3 months. Should we be unable to obtain additional funding in the next 3 months, we would be required to cut expenses in our Organics and Sustainables group and temporarily halt operations in our Animal Wellness group until such funding is obtained. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding to pay down certain accounts payable and accruals and to provide working capital. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both.

Results of Operations

Quarter Ending September 30, 2009 Compared to Quarter Ending September 30, 2008

Net sales for the quarter ended September 30, 2009 were $1,579,693 compared to $1,646 for the same period last year. Net sales increased due to increased revenues from the acquisition of Ceres (approximately $1,497,000) and MPS (approximately $69,000), and to increased sales at Animal Wellness of approximately $10,000.

Cost of goods sold were $1,529,223 for the quarter ended September 30, 2009 compared to $4,737 for the quarter ended September 30, 2008. This increase was primarily due to acquisition of Ceres (approximately $1,527,000). There were no significant changes in cost of goods sold of Animal Wellness between the periods presented.

Gross profit for the quarter ended September 30, 2009 was $50,470 compared to a negative gross profit of $3,091 for the same period last year. Gross profit increased due to increased sales with the acquisition of Ceres (approximately $12,000) and MPS (approximately $23,000); and, increased gross profit at Animal Wellness (approximately $15,000).

Operating expenses increased to $1,398,375 in the quarter ended September 30, 2009 from $162,138 in the same quarter in 2008. The increase is due to costs associated with additional employees and facilities from the acquisition of Ceres and MPS.

Interest expense for the quarter ended September 30, 2009 was $139,672. There was no interest expense in the same period last year. Interest expense increased due to the issuance of short term notes payable during the quarters ended December 31, 2008 and March 31, 2009 and due to debt issued in connection with the acquisition of Pacific Rim.

Nine Months Ending September 30, 2009 Compared to Nine Months Ending September 30, 2008

Net sales for the nine months ended September 30, 2009 were $4,074,297 compared to $84,073 for the same period last year. Net sales increased due to increased revenues from the acquisition of Ceres (approximately $3,855,000) and MPS (approximately $150,000). This was offset by a slight decrease (approximately $15,000) in sales at Animal Wellness.

Cost of goods sold were $3,696,030 for the nine months ended September 30, 2009 compared to $42,862 for the nine months ended September 30, 2008. This increase was primarily due to acquisition of Ceres (approximately $3,630,000) and MPS (approximately $50,000). There were no significant changes in cost of goods sold of Animal Wellness between the periods presented.

Gross profit for the nine months ended September 30, 2009 was $378,267 compared to $41,211 for the same period last year. Gross profit increased due to increased sales with the acquisition of Ceres (approximately $247,000) and MPS (approximately $100,000). This was offset by a slightly lower gross profit for Animal Wellness in the current period.

Operating expenses increased to $7,410,331, including a goodwill impairment, in the nine months ended September 30, 2009 from $840,557 in the same period in 2008. The increase is due to the impairment of goodwill of $3,438,466 and additional personnel in Animal Wellness and costs associated with additional employees and facilities from the acquisition of Ceres and MPS.

Interest expense for the nine months ended September 30, 2009 was $576,284 compared to $52,882 for the same period last year. Interest expense increased due to the issuance of short term notes payable during the  quarters ended December 31, 2008 and March 31, 2009 and due to the debt incurred with the acquisition of Ceres.
Liquidity and Capital Resources

We had a cash balance of $79,332 as of September 30, 2009 and a cash balance of $635,334 as of December 31, 2008.

The value of our marketable securities on September 30, 2009 decreased to $68,391 from $483,900 as of market close on December 31, 2008. The decrease is due to the decline in market values and sales of approximately $145,000 worth of securities.

Accounts receivable as of September 30, 2009 increased to $1,020,532 from $44,603 at December 31, 2008 due to the acquisition of Ceres (approximately $907,000) and MPS (approximately $71,000) as of September 30, 2009.

Inventory as of September 30, 2009 increased to $1,372,892 from $520,020 at December 31, 2008 due to the acquisition of Ceres (approximately $810,000) and MPS (approximately $42,000) as of September 30, 2009.

Total assets at September 30, 2009 are $6,915,616 compared to $6,196,748 at December 31, 2008. This increase is attributable to the acquisitions of Ceres and MPS offset by an impairment to goodwill of approximately $3,400,000.

As of September 30, 2009, we have current liabilities totaling $4,062,808 compared to $1,223,904 at December 31, 2008. The increase is due to; an increase in accounts payable, which is due to an increase at Animal Wellness (approximately $345,000), the acquisition of Ceres (approximately $2,364,000) and MPS (approximately $50,000) as of September 30, 2009, an increase in accrued expenses at Animal Wellness of approximately $220,000, and deferred revenues of approximately $51,000 from the acquisition of MPS. These increases were partially offset by a decrease in short-term notes payable of approximately $295,000.

Long term debt as of September 30, 2009 is $3,408,482 compared to $3,164,268 at December 31, 2008.

Operating Activities

Net cash used in operations increased to $1,816,857 during the nine months ended September 30, 2009 from $510,784 during the nine months ended September 30, 2008. The decrease in operating cash flows was primarily due to the acquisition of Ceres and MPS, the use of funds to establish operations for the Animal Wellness Group, an increase in net loss and significant changes in working capital levels from the prior year. More specifically, the changes in working capital in the nine months ended September 30, 2009 included increases in accounts receivable, and accounts payable and accrued expenses, and a decrease in inventory, net of the acquisition of Ceres and MPS. Accounts receivable increased due to sales at Ceres and MPS. The decrease in inventory, net of acquisitions is primarily a result of a reduction of inventory levels to generate working capital. The increase in accounts payable and accrued expenses, net of acquisitions was driven by our current lack of capital.

Investing Activities

Net cash used in investing activities decreased to $156,386 during the nine months ended September 30, 2009 from $172,880 during the nine months ended September 30, 2008. The decrease was due to proceeds from the sales of marketable securities partially offsetting purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 was $1,417,241, compared to $681,671 during the nine months ended September 30, 2008. The primary reason for the increase in cash provided by financing activities was the cash provided from the issuance of the Commonwealth Two Notes, which was partially offset by the net purchases of the Company’s stock for Treasury and by payments made on short term notes payable and long term debt.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 4 (T) of the Company’s Form 10-Q for the quarter ended March 31, 2009.

Notwithstanding the material weaknesses that existed as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 4 (T) of our Form 10-Q for the quarter ended March 31, 2009, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Not Applicable.

Item 1A.   Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2009, pursuant to an agreement, 2,273,333 shares of common stock valued at $170,500 ($0.075 per share) for professional services related to the issuance of the short-term convertible note payable.

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

On April 13, 2009, pursuant to an agreement, Mach One issued 400,000 shares of common stock valued at $30,000 ($0.075 per share) for professional services related to the issuance of the short-term convertible note payable.

On May 13, 2009, Mach One issued 2,346,698 shares of common stock valued at $23,467 ($0.01 per share) for the conversion of a note payable under the terms of the original agreement.

On May 20, 2009, Mach One issued 2,000,000 shares of common stock valued at $200,000 ($0.10 per share) for the retention of an investment banking firm for services performed during the quarter. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

On June 2, 2009, Mach One issued 5,000,000 shares of common stock for the conversion of 1,000,000 shares of Series A Convertible Preferred Stock, valued at $50,000 ($0.01 per share), under the terms of the agreements.

On various dates during three months ended June 30, 2009, Mach One issued 3,189,505 shares of common stock (at prices of $0.045 and $0.075 per share) for the conversion of $160,000 of short-term notes payable and $8,546 of related accrued interest under the terms of the agreements.

On various dates during three months ended June 30, 2009, Mach One issued 2,220,000 shares of common stock valued at $166,500 for consulting services provided during the three months ended June 30, 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

On July 31, 2009, Mach One issued 500,000 shares of common stock valued at $50,000 ($0.10 per share), to an employee of the Company as a retention bonus.

On July 31, 2009, Mach One issued 2,500,000 shares of common stock for the conversion of 4,420,000 shares of Series A Convertible Preferred Stock, valued at $221,000 (approximately $0.09 per share), under the terms of the agreements.

On various dates during three months ended September 30, 2009, Mach One issued 31,488,072 shares of common stock  (at prices of $0.045 and $0.075 per share) for the conversion of $1,922,384 of short-term notes payable and $183,555 of related accrued interest under the terms of the agreements.

On various dates during three months ended September 30, 2009, Mach One issued 1,010,284 shares of common stock valued at $105,292 (at approximately $0.10 per share) for consulting services provided during the three months ended June 30, 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company’s SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company. All of the investors acquired their Common Stock and/or Preferred Stock (the “Securities”) for investment and not with a view toward distribution. All of the stock certificates issued, or to be issued upon conversion, to the thirty Pacific Rim shareholders and the stock certificates issued to Thomsen and to the nine Ceres shareholders have been, affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company issued the Securities in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under.

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

Item 6.   Exhibits

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended. *

32. Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
___________________________
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

Mach One Corporation

Date: November 23, 2009	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer