Form 10-K
period 2009-12-31
MACH ONE CORP
filed 2010-04-16
CIK 949189

       UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-146744

MACH ONE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

974 Silver Beach Road Belgium, WI 53004
(Address of principal executive offices) (Zip Code)

(888) 400-7179
(Issuer’s telephone number)

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
☐ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates:  $7,839,917 as of the last day of the Company’s most recently completed second quarter of June 30, 2009 when the reported sale price was $0.10 per share.

Number of shares outstanding of common stock at April 12, 2010:  Common Stock: 188,813,574.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

History

The Company was organized as Underdog, Inc., under the laws of the State of Utah on March 19, 1982.  The Company went through various name changes and business combinations to finally be named Mach One Corporation (“Mach One”) in connection with a business combination on July 20, 1994.

Mach One operated as an inactive shell prior to acquiring all of the outstanding shares of VDx Inc. (VDx), a private corporation, in exchange for 30,000,000 shares of common stock on January 17, 2006. VDx is a biotech company that specializes in immune/gamma globulin solutions (Iggs) for the equine and bovine markets.  Subsequent to the merger, Mach One had 30,287,451 total common shares outstanding.  This transaction has been accounted for as a reverse merger with VDx treated as the accounting acquirer as their stockholders controlled approximately 99% of the post-merger common stock.  As such, the accompanying financial statements include the activity of VDx since its inception in 2004.

On December 31, 2008, Mach One acquired all of the issued and outstanding capital stock of Pacific Rim in exchange for 28,000,000 shares of Mach One common stock and an aggregate of $1,500,000 Five Year Zero Coupon Convertible Promissory Notes. Pacific Rim is now a wholly-owned subsidiary of Mach One.

During the year ended December 31, 2009, Mach One acquired certain assets of Modular Process Constructors, LLC (MPS), a transaction that closed February 19, 2009 and all of the issued and outstanding stock of Ceres Organic Harvest, Inc. (Ceres), a transaction that closed February 21, 2009.

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

Overview

Mach One has begun a process of gathering promising enterprises, biotechnologies, expertise and funding into a single organization that can address the needs of global wellness in a time of new threats and challenges. Currently, we have three Mach One Operating Groups: Animal Wellness, Organics and Sustainables, and BioPharm Process Systems. They offer a broad range of solutions to wellness problems from helping calves develop immunity at birth to carefully managed organic grain crops to testing equipment that helps detect compromised food products long before they can cause a problem.

At Mach One, we are committed to delivering solutions that positively impact global wellness—through application of biotechnology to enhance the defensive capabilities of both animal and human immune systems. While active immunity is based on a seek and destroy model that does not allow foreign intruders to survive once they enter the body, passive immunity reduces the chances of those intruders from ever entering in the first place. As a team, these two immune systems provide a much more formidable line of defense against anything that might compromise the integrity of wellness in animals and humans.

Our commitment is to bring to market passive immunity products that offer broad-spectrum solutions to the challenges food producers and consumer health providers face today.

In a global village, where our health, and the health of our food supply is vulnerable to the rapid spread of new and old threats, our vision at Mach One is to play a major role in sustaining wellness.

Animal Wellness Group (AWG)

Mach One is a global wellness company that provides biotechnology-based solutions to help address one of the world’s most pressing and costly needs—positive, long-term health and longevity benefits for disease-threatened animals of commercial operations.  Through our AWG, we are focused on major opportunities within the commercial livestock and poultry industries—with an initial focus on the beef and dairy industries.

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

Organics and Sustainables Group

Ceres, the flagship of Mach One’s Organics and Sustainables Group (OSG), addresses the growing needs of food manufacturers in the organic foods market. The agriculture sector is faced with a growing challenge to increase production capacity for organic raw commodities and feed stocks that go into the finished products. Ceres has built a successful model for conducting business that meets this challenge. It has created reliable supply programs for its customers by working with organic producers, transportation companies, and food manufacturers to:

●	Contract crop production annually with growers over a wide growing region to limit the risks related to weather;

●	Create efficiencies in transportation and logistics for raw and finished products to control costs;

●	Manage the processing and inventory of the organic ingredients to meet the specifications and quantities of the end user; and

●	Access offshore resources for organic commodities and ingredients as a backup source of supply

Ceres creates a reliable production process that meets the needs of the market by enrolling the growers, manufacturers, and customers as stakeholders in the process of building sustainable supply-chains.

BioPharm Process Systems Group

MPS is now a pivotal part of Mach One’s BioPharm Process Systems (BPS) Group.  Along with servicing its key biopharmaceutical clients, BPS will also be integral in setting up and servicing the projected three laboratories around the U.S.—for production of Mach One’s Animal Wellness Group Bridge™ product line. These labs are in our plan to ramp up supply of various products, both animal and human, that are fundamental to Mach One’s business model.

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

Beef Products

AWG Bridge™ products also help with the wellness management of beef herds. We offer a preventative approach with proprietary supplements that reduce the chance of microorganisms from entering a newborn calf. Follow up feedings keep the calf safe from the second day until day 35 when the calf’s own immune system takes over. Bridge™ is also a great way to assist an animal’s immune system when it is under stress from shipping or adjustment to a new feed lot.

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

Industrial Ingredients

The primary ingredient offerings of Ceres include:

•	organic unenriched semolina
•	organic durum patent flour
•	organic whole wheat durum flour
•	organic wheat gluten
•	organic wheat starches
•	organic HI-FI oats
•	organic spring wheat flour
•	organic winter wheat flour
•	imported organic roasted Greenwheat Freekeh™ (Currently not available as a certified organic product)

Employees

As of the date of this Report, the Company has 10 full time employees and 2 part time employees.

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
•
our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing systems;

•	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;
•	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care
•	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;
•	changes in tax laws or the laws and regulations governing our products and on income generated outside the United States;
•	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;
•	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;
•	the stability of and fluctuations in currencies in which we conduct business;
•	threats or acts of terrorism or war; strikes, work stoppages or slowdowns by labor organizations in any countries in which we conduct business; and
•	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

Risks Related to Our Stock

Stocks traded on the OTCBB are subject to limitations in connection with the availability of quotes and order information.

Our shares currently trade on the Over The Counter Bulletin Board. Trades and quotations on the OTCBB involve a manual process and the market information for those securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Stocks quoted on the OTCBB may be subject to delays in order communications.

Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one’s trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of security orders for shares of our common stock, due to the manual nature of these markets. Consequently, you may not able to sell shares of our common stock at the optimum trading prices.

Penny stock regulations impose certain restrictions on marketability of our securities.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Subject to certain exceptions, penny stocks are stock:

●	With a price of less than $5.00 per share or an exercise price of less than $5.00 per share;
●	That are not traded on a “recognized” national exchange;
●	Whose prices are not quoted on the NASDAQ automated quotation system; or
●
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

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Those patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Risk of market fraud.

Shares traded on OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

Limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry. Our shares average daily trading volume for the last two months is 125,000 per trading day.

Limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

Demand for shares of our common stock may be decreased or eliminated.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading in these markets may not have a bid price for shares of our common stock. Due to the foregoing, demand for shares of our common stock may be decreased or eliminated.

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

We have financed our operations, in large part, by issuing promissory notes convertible into our common stock. The prices at which the principal and interest of the convertible promissory notes are convertible into shares of common stock may be less than the then-current bid price of our common stock. Sales of shares of our common stock at prices less than prevailing bid prices has had a dilutive effect on the owners of our common stock immediately prior to such sales or conversions. We have also issued a substantial number of shares of our common stock as payment to service providers for marketing and consulting services. To the extent we continue to issue shares of our common stock at prices less than the then-current bid prices or in connection with marketing and consulting services, existing owners of common stock will continue to suffer dilution of their share ownership. For the foreseeable future, we do not anticipate being able to issue shares of our common stock at prices equal, or substantially equal to, their bid prices at the time of such sales. Furthermore, sales of shares at prices less than the prevailing bid price of our common stock can be expected to result in downward pressure on our stock price.

In November of 2008 and January of 2009, we executed $2,250,000 of promissory notes with 44 individuals. These notes carry an interest rate of 12% and are due 6 months from date of execution. The notes have a provision for conversion into equity of the company. If all notes are converted at the end of the term, an additional 34,733,333 shares will be issued. All notes have been converted except for one with principal of $100,000 convertible into 2,222,222 shares.

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

We have 239,500,000 authorized shares of common stock that can be issued by the Board of Directors. Under most circumstances, the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

In January 2010, the Company increased the number of authorized shares to 510,500,000, which includes 500 million shares of common stock, 1 million shares of Series A preferred stock, 500,000 shares of Series B preferred stock, 8 million shares of Series C preferred stock and 1 million shares of other preferred stock.

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

Our principal executive office is located at 974 Silver Beach Road, Belgium, Wisconsin 53004. The lease payment of $4,300 per month on 3,500 square feet of offices and manufacturing  expired in March 2010. We also lease office space in St. Paul, MN. The lease payment is $3,600 per month and is paid on a month-to-month basis. We also lease a manufacturing facility in Oakland, Nebraska. The lease payment is $3,000 per month and expires in August 2010. We have not renewed the lease on the facility in Belgium, but remain in the space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We filed a preliminary and definitive information statement to increase the number of authorized shares in the company to 510,500,000 shares and put it to a vote of our security holders during the quarter ended December 31, 2009. A majority of shareholders voted to approve the increase.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol "MNCN" on the OTCBB.  The following table sets forth the high and low bid prices for shares of our common stock for 2008, 2009, and the first quarter of 2010 , as reported by the Pink Sheets and OTCBB.  Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW

2008	First Quarter	.08	.04
	Second Quarter	.10	.04
	Third Quarter	.07	.015
	Fourth Quarter	.14	.02

2009	First Quarter	.36	.12
	Second Quarter	.23	.06
	Third Quarter	.17	.07
	Fourth Quarter	.14	.06

2010	First Quarter	.14	.05

Common Stock Currently Outstanding

As of April 12, 2010, 188,813,574 of our current outstanding shares consist of restricted common stock. All of these shares remaining are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 519 stockholders of record of our common stock.

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

Transfer Agent

The transfer agent and registrar for Mach One’s common stock is Stalt, Inc., 671 Oak Grove Avenue Suite C, Menlo Park, CA 94025 Telephone: (650) 321-7111.

Recent Sales of Unregistered Securities

On February 17, 2009, pursuant to an agreement, Mach One issued 2,273,333 shares of common stock valued at $170,500 ($0.075 per share) for professional services related to the issuance of short-term convertible notes payable.

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

On various dates during the three months ended June 30, 2009, Mach One issued 3,189,505 shares of common stock (at prices of $0.045 and $0.075 per share) for the conversion of $160,000 of short-term notes payable and $8,546 of related accrued interest under the terms of the agreements.

On various dates during the three months ended June 30, 2009, Mach One issued 2,220,000 shares of common stock valued at $166,500 for consulting services provided during the three months ended June 30, 2009.

On July 31, 2009, Mach One issued 500,000 shares of common stock valued at $50,000 ($0.10 per share), to an employee of the Company as a retention bonus.

On July 31, 2009, Mach One issued 2,500,000 shares of common stock for the conversion of 4,420,000 shares of Series A Convertible Preferred Stock, valued at $221,000 (approximately $0.09 per share), under the terms of the agreements.

On various dates during the three months ended September 30, 2009, Mach One issued 31,488,072 shares of common stock  (at prices of $0.045 and $0.075 per share) for the conversion of $1,937,984 of short-term notes payable and $167,955 of related accrued interest under the terms of the agreements.

On various dates during the three months ended September 30, 2009, Mach One issued 1,010,284 shares of common stock valued at $105,292 (at approximately $0.10 per share) for consulting services provided during the three months ended September 30, 2009.

On various dates during the three months ended December 31, 2009, Mach One issued 2,099,841 shares of common stock valued at $145,987 (approximately $0.07 per share) for consulting services provided during the three months ended December 31, 2009.

On various dates during the three months ended December 31, 2009, Mach One issued 725,000 shares of common stock valued at $58,000 ($0.08 per share) for the purchase of inventory.

On various dates during the three months ended December 31, 2009, Mach One issued 500,159 shares of common stock valued at $39,850 (approximately $0.08 per share) for a retention bonus to an employee of the Company.

On various dates during the three months ended December 31, 2009, Mach One issued 6,000,000 shares of common stock for the conversion of 6,000,000 shares of Series C preferred stock of the Company.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company’s SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company.  All the investors acquired their warrant, shares and/or exchange notes for investment and not with a view toward distribution. All of the stock certificates and exchange notes issued, or to be issued upon conversion or exercise, to the warrant holder, the thirty Pacific Rim shareholders and the stock certificates issued to Thomsen and to the six Ceres shareholders have been, or will be, affixed with an appropriate legend restricting sales and transfers.  Therefore, based on the foregoing, the company issued the shares and Exchange Notes in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under

Additional Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes that appear elsewhere in this filing.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events. Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable. Nevertheless, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this section.

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Mach One Corporation or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

General Overview

Overview

In 2006, Mach One acquired VDx, a biotech company that specialized in immune/gamma globulin solutions (Iggs) for the equine and bovine markets. This organization, now operating as the Animal Wellness Group (AWG) is focused on creating targeted products that deliver positive impact on animal wellness.  Products are currently marketed under the Bridge™ brand name. Using proprietary and patented protections, Bridge™ solutions provide vital wellness advantages and are currently focused on bovine herds facing a broad spectrum of stressful conditions. Mach One has continued to grow and today is a strong and vibrant organization with a commitment to innovative product development for other animal species as well as the human market. Mach One and AWG are headquartered in Belgium, Wisconsin.

Most recently, Mach One acquired Ceres Organic Harvest Inc. (Ceres) —a transaction that closed Feb. 21, 2009.  Ceres is now part of the Mach One Organics and Sustainables Group (OSG). Along with its subsidiary, Organic Grain and Milling Inc. (OGM), Ceres and OGM supplies organic grain and grain-based ingredients to the food, feed and dairy industries, including varieties of wheat, flour, oats, corn, flax, barley and other products. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture’s (USDA) Agricultural Research Service. Ceres and OGM operate a grain elevator in North Dakota, with corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One’s reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

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

We have not generated significant operating revenues, and as of December 31, 2009 we had incurred a cumulative consolidated net loss from inception of $14,636,624.

For the years ended December 31, 2009 and 2008, our consolidated net losses were $10,891,864 and $1,474,877 respectively. Our current liabilities exceed current assets by $1,923,585.

Although we completed a convertible debt financing with gross proceeds of approximately $2,250,000 in November 2008 and January 2009, we require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 3-6 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We do not believe that the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales for year ended December 31, 2009 were $4,897,438 compared to $104,166 for the same period last year. Net sales increased due to increased revenues from the acquisitions of Ceres (approximately $4,606,000) and MPS (approximately $216,000). This was offset by a slight decrease (approximately $30,000) in sales at Animal Wellness.

Cost of goods sold were $4,807,510 for the year ended December 31, 2009 compared to $34,753 for the year ended December 31, 2008. This increase was primarily due to the acquisitions of Ceres (approximately $4,650,000) and MPS (approximately $129,000). There were no significant changes in cost of goods sold of Animal Wellness between the periods presented.

Gross profit for the year ended December 31, 2009 was $89,928 compared to $69,413 for the same period last year. Gross profit increased due to increased sales margins with the acquisition of MPS (approximately $87,000). This was offset by a negative gross profit at Ceres (approximately $44,000) and a decrease in gross profit for Animal Wellness (approximately $22,000) in the current period.

Operating expenses increased to $10,223,080 in the year ended December 31, 2009 from $1,393,219 in the same period in 2008. The increase is due to the impairments of goodwill, intangibles and property and equipment of $3,438,466, $1,652,526 and $287,033, respectively and to additional personnel in Animal Wellness and costs associated with additional employees and facilities from the acquisition of Ceres and MPS (approximately $3,400,000). We impaired the goodwill related to the acquisition of PRF as the Company determined, subsequent to the acquisition date, to not pursue operating plans related to PRF, but instead to liquidate the assets acquired for use as working capital. We impaired certain intangible assets related to the acquisition of Ceres as we subsequently determined that we would not be able to achieve financial and operational objectives. We impaired certain equipment related to AWG as we abandoned our initial plan to provide products to large dairies utilizing this equipment.

Interest expense for the year ended December 31, 2009 was $639,206 compared to $151,071 for the same period last year. Interest expense increased due to the issuance of short term notes payable during the two quarters ended March 31, 2009 and due to the debt incurred with acquisition of Ceres.

Loss on sale of marketable securities for the year ended December 31, 2009 was $223,087 compared to $0 for the same period last year. The loss on sale of marketable securities is attributable to the sale of marketable securities acquired with the acquisition of PRF in 2008. We liquidated those securities as planned during 2009 to provide cash for operations.

Liquidity and Capital Resources

We had a cash balance of $79,902 as of December 31, 2009 and a cash balance of $635,334 as of December 31, 2008.

The value of our marketable securities on December 31, 2009 decreased to $4,223 from $483,900 as of market close on December 31, 2008. The decrease is due to the decline in market values and sales generating $244,525 in cash.

Accounts receivable as of December 31, 2009 increased to $385,794 from $44,603 at December 31, 2008 due to the acquisitions of Ceres (approximately $261,000) and MPS (approximately $78,000) as of December 31, 2009.

Inventory as of December 31, 2009 increased to $323,058 from $0 at December 31, 2008 due to the acquisitions of Ceres (approximately $320,000) and MPS (approximately $2,000) as of December 31, 2009.

Total assets at December 31, 2009 are $3,263,110 compared to $6,196,748 at December 31, 2008. This decrease is attributable to the acquisitions of Ceres and MPS offset by an impairment to goodwill originally recorded in 2008 of approximately $3,400,000 related to the acquisition of PRF.

As of December 31, 2009, we have current liabilities totaling $3,197,518 compared to $1,223,904 at December 31, 2008. The increase is due to; an increase in accounts payable, which is due to an increase at Animal Wellness (approximately $260,000), the acquisitions of Ceres (approximately $1,194,000) and MPS (approximately $50,000) as of December 31, 2009, an increase in accrued expenses at Animal Wellness of approximately $140,000, deferred revenues of approximately $24,000 from the acquisition of MPS and an increase in short-term notes payable of approximately $250,000.

Long term debt as of December 31, 2009 is $3,504,130 compared to $3,164,268 at December 31, 2008. This increase is due to the liability for intangible assets acquired from Platte Valley Bank of approximately $240,000 and the accretion of interest on certain notes of approximately $156,000. This is offset by payments and conversions of notes of approximately $50,000.

Operating Activities

Net cash used in operations increased to $1,845,154 during the year ended December 31, 2009 from $929,742 during the year ended December 31, 2008. The decrease in operating cash flows was primarily due to the acquisitions of Ceres and MPS (which had losses in their operations), the use of funds to establish operations for the Animal Wellness Group, an increase in net loss and significant changes in working capital levels from the prior year. More specifically, the changes in working capital in the year ended December 31, 2009 included increases in accounts payable and accrued expenses, and a decrease in accounts receivable, other assets, and inventory, net of the acquisitions of Ceres and MPS. Accounts receivable decreased, net of the acquisition of Ceres due to a continuing trend toward decreased sales at Ceres. The decrease in inventory, net of acquisitions is primarily a result of a reduction of Ceres inventory levels to generate working capital. The increase in accounts payable and accrued expenses, net of acquisitions was driven by our current lack of capital.

Investing Activities

Net cash used in investing activities decreased to $22,527 during the year ended December 31, 2009 compared to $60,159 of cash being provided by investing activities during the year ended December 31, 2008. The decrease was due to increased property and equipment purchases during 2009 and to cash acquired of approximately $330,000 from the acquisition of PRF in 2008.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2008 was $1,312,249, compared to $1,497,989 during the year ended December 31, 2008. The primary reasons for the decrease in cash provided by financing activities were the net purchases of the Company’s stock for Treasury (approximately $240,000) in 2009 and by payments made on short term notes payable and long term debt (approximately $160,000) in 2009.

Given our low cash position, our near term focus in fiscal 2010 continues to be to reduce expenses and create positive operating cash flow from our Organics and Sustainables Group.    We strive in the current year to add revenues while holding expenses relatively flat.  We believe that we will need to raise $1.2 million in short term funding to cover our needs through June 30, 2010.  Coincident with our short term funding, we will start seeking an additional $5 to $6 million to fund expansion in the years ahead.   If we succeed in raising such amounts, we believe that we would have sufficient capital to fund our operations and expansion plans indefinitely.

Certain vendors have been asking for past due payments in the past 12 months.  In those cases where we do not have an express agreement with vendors, it is possible that a vendor may demand payment or refuse to provide services that are critical to the ability of the Company to either continue to operate or to timely file required reports with the SEC.  If any such risks materialize, it would likely decrease our likelihood of obtaining financing on terms acceptable to us, if at all.  In addition, if we fail to reach sales revenue objectives (for any reason, including due to continued poor real estate and credit market conditions beyond our control), additional financing may not be available on terms favorable to us, if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of common stock, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations.  Issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain our goals. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. We are actively pursuing all potential financing options as we look to secure additional funds to both stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies in our consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collection is reasonably assured and delivery has occurred per the contract terms. For certain contracts of MPS, the Company recognizes revenue based on the percentage of completion method. Revenue is deferred when customer billings exceed revenue earned.

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2009 and 2008 because realization of those assets is not reasonably assured.

We will recognize a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Accounts Receivable.  Accounts receivable arise in the normal course of business in selling products to customers.  Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Accounts are written off as they are deemed uncollectible based upon a periodic analysis of specific customers, taking into consideration the age of past due accounts and the customer’s ability to pay.

Inventory.  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of December 31, 2009 and December 31, 2008, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

Property and Equipment.  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets:

Building	39 years
Furniture & Fixtures	7 years
Machinery & Equipment	5 years

Long-Lived and Amortizable Intangible Assets.  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, capital assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived or amortizable intangible asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived and amortizable intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value, after impairing certain assets in 2009,  is recoverable in future periods.

Goodwill.  Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill annually during the quarter ending December 31, and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of the Company. An impairment loss generally would be recognized when the carrying amount of the Company’s net assets exceeds the estimated fair value of the reporting unit.

Fair Value of Financial Instruments.  The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, and notes payable.  Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Mach One Corporation
Belgium, Wisconsin

We have audited the accompanying consolidated balance sheet of Mach One Corporation as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Mach One Corporation as of December 31, 2008, were audited by other auditors whose report dated April 13, 2009, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mach One Corporation as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations since its inception.  This factor raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
April 16, 2010

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

/s/ Larry O’Donnell, PC
Larry O’Donnell, PC
Aurora, Colorado
April 13, 2009

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$79,902	$635,334
Accounts receivable, net	290,485	44,603
Accounts receivable pledged as collateral	95,309	-
Marketable securities	4,223	483,900
Inventory	323,058	-
Other current assets	480,956	563,415
Total Current Assets	1,273,933	1,727,252

Property and equipment, net	649,412	771,030
Goodwill	280,232	3,438,466
Intangible assets, net	1,034,533	80,000
Other assets	25,000	180,000
TOTAL ASSETS	$3,263,110	$6,196,748

CURRENT LIABILITIES
Accounts payable	$1,510,123	$7,577
Accrued compensation	487,508	377,659
Accrued interest	60,723	23,668
Deferred revenue	23,725	-
Current portion of long-term debt obligations	33,183	-

Total Current Liabilities	3,197,518	1,223,904

Long-term debt, net of current portion	3,504,130	3,164,268

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.05 par value, 10,500,000 shares authorized, 2,500,000 and 5,420,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively, liquidation
preference of $1,500,000 and $0 at December 31, 2009 and December 31, 2008, respectively	125,000	271,000
Common stock, $.001 par value, 239,500,000 shares authorized, 181,346,946 and
111,094,054 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	181,346	111,093
Treasury stock	(327,175)	(143,456)
Additional paid-in capital	11,248,980	5,314,699
Accumulated deficit	(14,636,624)	(3,744,760)
Accumulated other comprehensive loss	(12,065)	-

Total Stockholders' Equity (Deficit)	(3,420,538)	1,808,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,263,110	$6,196,748

The accompanying notes are an integral part of these consolidated financial statements

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Sales, net	$4,897,438	$104,166

Cost of goods sold	4,807,510	34,753

Gross profit	89,928	69,413

Operating expenses	4,845,055	1,393,219
Property and equipment impairments	287,033	-
Intangible asset impairments	1,652,526	-
Goodwill impairment	3,438,466	-

Loss from operations	(10,133,152)	(1,323,806)

Other expense:
Realized loss on sale of marketable securities	(223,087)	-
Interest expense	(639,206)	(151,071)
Total other expense	(862,293)	(151,071)

Loss before provision for income taxes	(10,995,445)	(1,474,877)

Income tax provision	-	-

Net loss	(10,995,445)	(1,474,877)

Less: Net loss attributable to non-controlling interest in variable interest entity	103,581	-

Net loss attributable to Mach One Corporation	$(10,891,864)	$(1,474,877)

Net loss per common share (basic and diluted)	$(0.07)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	145,623,939	85,550,875

The accompanying notes are an integral part of these consolidated financial statements

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	OCI	Deficit	Total

Balance December 31, 2007	5,420,000	$271,000	73,152,387	$73,152	$-	$1,395,015	$-	$(2,269,883)	$(530,717)

Shares issued for services	-	-	7,275,000	7,274	-	350,351	-	-	357,625
Shares issued under terms of note	-	-	1,000,000	1,000	-	49,000	-	-	50,000
Shares issued upon conversion of note payable	-	-	1,666,667	1,667	-	48,333	-	-	50,000
Shares issued for Pacific Rim Foods, LTD acquisition	-	-	28,000,000	28,000	-	3,472,000	-	-	3,500,000
Treasury stock acquired	-	-	-	-	(143,456)	-	-	-	(143,456)
Net loss	-	-	-	-	-	-	-	(1,474,877)	(1,474,877)
Balance December 31, 2008	5,420,000	271,000	111,094,054	111,093	(143,456)	5,314,699	-	(3,744,760)	1,808,576

Shares issued for acquisitions	8,500,000	425,000	8,000,000	8,000	-	2,217,000	-	-	2,650,000
Conversion of short term notes and accrued interest	-	-	34,513,241	34,514	-	2,219,429	-	-	2,253,943
Conversion of long-term debt	-	-	2,511,034	2,511	-	41,498	-	-	44,009
Conversion of preferred stock into common	(11,420,000)	(571,000)	13,500,000	13,500	-	557,500	-	-	-
Shares issued for services	-	-	10,003,458	10,003	-	808,276	-	-	818,279
Shares issued for product	-	-	725,000	725	-	57,275	-	-	58,000
Shares issued for compensation	-	-	1,000,159	1,000	-	88,850	-	-	89,850
	-	-	4,346,698	4,347	-	219,120	-	-	223,467
Treasury stock purchases	-	-	-	-	(407,123)	-	-	-	(407,123)
Treasury stock sales	-	-	-	-	223,404	(55,547)	-	-	167,857
Unrealized loss on investments	-	-	-	-	-	-	(12,065)	-	(12,065)
Net Loss	-	-	-	-	-	-	-	(10,891,864)	(10,891,864)
Balance December 31, 2008	2,500,000	$125,000	181,346,946	$181,346	$(327,175)	$11,248,980	$(12,065)	$(14,636,624)	$(3,420,538)

The accompanying notes are an integral part of these consolidated financial statements

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(10,891,864)	$(1,474,877)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,430	89,037
Amortization of deferred financing costs	200,500	-
Amortization of prepaid management fees	105,000	-
Accretion of interest on long-term debt	169,581
Loss on sale of marketable securities	223,087	-
Loss on sale of property, plant and equipment, net	22,064
Goodwill impairment	3,438,466	-
Intangible asset impairment	1,652,526
Property and equipment impairment	287,033
Common stock issued for services, product & compensation	765,629	407,625
(Increase) decrease in operating assets (net of acquisition):		-
Accounts receivable	262,136	(43,049)
Inventory	931,464	-
Other current assets	245,099
Other assets	(25,000)
Increase in operating liabilities (net of acquisition):		-
Accounts payable and accrued expenses	411,169	91,522
Deferred revenue	18,526	-
Total adjustments	$9,046,710	$545,135

Net cash used in operating activities	$(1,845,154)	$(929,742)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	244,525	-
Acquisitions, net of cash acquired	30,672	337,458
Purchase of property and equipment, net	(297,724)	(277,299)
Net cash (used in) provided by investing activities	$(22,527)	$60,159

Cash flows from financing activities:
Proceeds from short term notes payable	1,713,225	1,497,989
Payments on short term notes payable	(101,748)	-
Payments on long-term debt	(59,962)	-
Proceeds from the sale of treasury stock	167,857	-
Purchase of treasury stock	(407,123)	-
Net cash provided by financing activities	$1,312,249	$1,497,989

Net (decrease) increase in cash	$(555,432)	$628,406

Cash, beginning of period	635,334	6,928

Cash, end of period	$79,902	$635,334
Supplemental cash and non-cash flow information
Common stock issued for conversion of short term notes payable
and related accrued interest	$2,253,943	$-
Conversion of preferred stock into common stock	$571,000	$-
Unrealized loss on marketable securities	$12,065	$-
Cash paid for interest	$57,889	$-
Common stock issued for payment of long-term debt	$44,009	$50,000
Loss on sale of treasury stock	$55,547	$-
Liability for license agreement	$243,700	$-
Common stock issued for debt financing costs	$200,500	$-
Accounts payable converted to note payable	$439,646	$-
Product financing arrangement	$94,818	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1.  Nature of Operations

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as of the dates of their acquisitions (refer to Note 6. Acquisitions).  The wholly owned subsidiaries include Ceres, Pacific Rim Foods, Ltd. (Pacific Rim), and Modular Process Constructors, LLC (MPS). All inter-company transactions and balances have been eliminated in the consolidation.

The Company includes in its consolidated financial results entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary.

Variable Interest Entity:  During the year ended December 31, 2009, the Company was considered the primary beneficiary of Progressive Formulations, Inc. (PFI). PFI is an importer and distributor of soy-based organic food products whose initial capitalization was provided in the form of loans and inventory by the Company. PFI is wholly-owned by a shareholder of the Company. Refer to Note 4. Consolidation of Variable Interest Entity for further information on our consolidated VIE.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents. The Company maintains cash balances at four financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the cash balances in these accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

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

The Company had two customers that each accounted for more than 10% of revenues, and combined accounted for 32.8% of revenues during 2009. We had no amounts recorded in accounts receivable from these customers as of December 31, 2009. The Company had no customers that accounted for more than 10% of revenues during 2008.

Accounts are written off as they are deemed uncollectible based upon a periodic analysis of specific customers, taking into consideration the age of past due accounts and the customer’s ability to pay. Based on these analyses, management has recorded $15,000 and $0 in allowance for doubtful accounts as of December 31, 2009 and 2008, respectively.

Inventory:  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of December 31, 2009 and December 31, 2008, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

Property and Equipment:  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets:

Building	39 years
Furniture & Fixtures	7 years
Machinery & Equipment	5 years

Long-Lived and Amortizable Intangible Assets:  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived and amortizable intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value, after impairing certain assets in 2009, is recoverable in future periods.

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

Comprehensive Income (Loss): Comprehensive Income (Loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $(12,065) of other comprehensive income (loss) for the year ended December 31, 2009. There were no other comprehensive income (loss) items for the year ended December 31, 2008.

Reclassifications: Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s format. Total 2008 equity and net loss are unchanged due to these reclassifications.

Recent Accounting Developments In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have any current impact on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures. This guidance requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. Any additional disclosures required under this guidance will be included in our quarterly report on Form 10-Q for the quarter ending March 31, 2010, with the exception of disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for our quarterly report on Form 10-Q for the quarter ending March 31, 2011.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of Ceres and MPS in February 2009, the Company had primarily been engaged in product development and pre-operational activities.  Minimal revenue has been generated to date and the Company has accumulated losses totaling $14,636,624 from inception through December 31, 2009, and a net working capital deficit of $1,923,585.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses in our Organics and Sustainables group and temporarily halt operations in our Animal Wellness group until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities.

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

In 2009, the Company determined they were required to consolidate PFI as a VIE in our consolidated statement of operations due to us determining we were the primary beneficiary of PFI. Therefore, for the year ended December 31, 2009, the consolidated statements of operations have been presented on a consolidated basis to include the variable interest in PFI.  More specifically, for the year ended December 31, 2009, PFI amounts included in the consolidated statement of operations of the Company consist of; selling, general and administrative expenses of $103,810. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2009 or the consolidated statements of cash flows for the year ended December 31, 2009 as PFI had reimbursed all advances from Ceres as of December 31, 2009 and PFI was no longer considered a VIE. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2008 or the consolidated statements of operations and cash flows for the year ended December 31, 2008 as PFI was a VIE of Ceres, which was not then acquired by the Company

Note 5. Product License and Asset Purchase

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

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 12. Long-term debt) as of December 31, 2009.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to December 31, 2009.

On August 11, 2009, the Company also purchased certain related equipment from Platte Valley for $50,000. We allocated $29,589 to assets that we sold on November 9, 2009 for $50,000, resulting in a gain of $20,411. The remaining $20,411 is included in property and equipment as of December 31, 2009.

Note 6. Acquisitions

Pacific Rim Foods, Ltd.
On December 31, 2008, pursuant to a Plan and Agreement of Reorganization between the Company, Pacific Rim Foods, Ltd. (Pacific Rim) and certain shareholders of Pacific Rim, the Company issued 28,000,000 shares of its common stock, valued at $3,500,000, and Five Year Zero Coupon Convertible Promissory Notes in the aggregate amount of $1,500,000 in exchange for of all of the issued and outstanding capital stock of Pacific Rim. Pacific Rim is a development stage company with interests in the food and energy sector in China and Australia. These interests include equity, debt, options, insurance and intellectual property. The underlying commodities represented by these interests include corn and oil and gas.  The development stage of Pacific Rim reflects its early interests in acquiring and controlling a number of shelf stable food processing facilities in China with the intent of growing and processing a broad range of commodities. Its initial interests have focused on sweet corn and its platform interests include Jilin Jimei Foods Ltd, which is the oldest sweet corn joint venture in China. The interests in Jilin Jimei Foods Ltd include options, debt instruments (inventory loans) and intellectual property (trademark and brands). For reasons noted further below in this footnote, the Company intends to liquidate the assets of Pacific Rim to obtain cash for financing other operations of the Company. We intend to fully liquidate all remaining assets by December 31, 2010.

Modular Process Constructors, LLC
On February 18, 2009, the Company consummated the acquisition and purchase from Thomsen Group, LLC (Thomsen) of all of the assets of Modular Process Constructors, LLC (MPS). Pursuant to the Agreement for Purchase and Sale of Business, in exchange for the MPS assets, the Company issued to Thomsen 500,000 shares of restricted Series B Convertible Preferred Stock (Series B Preferred Stock), valued at $150,000. Each share of Series B Preferred Stock is convertible into two shares of the Company’s common stock. In addition to the issuance of Series B Preferred Stock, the Company executed an Earn-Out Agreement with Thomsen for the issuance of up to 35% of the Company’s issued and outstanding common stock based upon the percentage of MPS net income to total consolidated net income of the Company for the three-year period ending December 21, 2011.  Under current accounting guidance, contingent consideration arrangements such as these are to be recorded as a liability or equity at its estimated fair value at the time of the acquisition.  As of December 31, 2009, the Company determined that the contingent consideration has no fair value as MPS has agreed to negotiate this contract concurrent with our proposed acquisition of White Hat Brands, LLC (see Note 17. Subsequent Events). MPS designs and builds process equipment used by the biopharmaceutical industry. MPS's skid based solutions offer componentized fabrication for small and large projects reducing lead time, transport cost, and installation time. MPS provides entire project solutions including documentation, process modules, custom stainless steel fabrication, and electronic controls to the biopharmaceutical markets.

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

Due to the nature and timing of these transactions, as of March 31, 2009, the Company made a good-faith estimate as to the value of the consideration paid for Pacific Rim, MPS and Ceres and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company finalized these estimates and the purchase price allocation during the quarter ended September 30, 2009, with the exception of the elimination of a Ceres intercompany asset and liability in the quarter ended December 31, 2009 in the amount of $280,232. The intercompany elimination had no effect on amounts allocated to intangible assets or goodwill.

The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of December 31, 2009:

	Ceres	MPS	Pacific Rim	Total
Current assets	$1,670,117	$3,015	$1,514,834	$3,187,966
Identifiable intangible assets	2,490,000	100,000	80,000	2,670,000
Goodwill subsequently impaired	-	-	3,438,466	3,438,466
Goodwill	178,048	102,184	-	280,232
Other long-term assets	82,544	-	180,000	262,544

Total assets acquired	4,420,709	205,199	5,213,300	9,839,208

Current liabilities	1,856,975	55,199	213,300	2,125,474
Long-term liabilities	63,734	-	-	63,734

Total liabilities assumed	1,920,709	55,199	213,300	2,189,208
				_
Total purchase consideration	$2,500,000	$150,000	$5,000,000	$7,650,000

Identifiable intangible assets acquired in the acquisition of Ceres is comprised of; a proprietary product license, an exclusive import supplier relationship and a customer list, originally valued at $980,000, $660,000 and $850,000, respectively and estimated to have useful lives of 15, 5 and 5 years, respectively. During the quarter ended December 31, 2009, the Company determined that the value of these assets were impaired and wrote down these assets to $680,000, $80,000 and $0, respectively. The Company amortizes the remainder of these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of MPS are comprised of engineering methodology and a customer list that the Company estimates has a useful life of 5 years. The Company amortizes these intangible assets using a method that reflects the pattern in which the assets are expected to be consumed.

Identifiable intangible assets acquired in the acquisition of Pacific Rim are comprised of a brand trademark that the Company estimates has a useful life of 15 years. While the trademark is currently in use, the Company decided to sell it during fiscal 2009 and accordingly, have reported it as an asset held for sale included in other current assets on the consolidated balance sheet as of December 31, 2009.

As of December 31, 2008, the Company expected to exploit the assets that Pacific Rim holds in China, such as the brand trademark and options to acquire joint ventures. As of June 30, 2009, the Company had reconsidered these options and is focusing its efforts on the Company’s mission to develop bio-solutions to provide and promote human and animal wellness. As such, during the quarter ended June 30, 2009, the Company determined the goodwill initially recorded of $3,438,466 was impaired and was charged to operating expenses in the Company’s consolidated statement of operations.

The Company has recorded the results of the operations of Pacific Rim, Ceres and MPS in the Company’s consolidated statement of operations beginning with the effective date of each respective acquisition.

Note 7. Intangible Assets and Goodwill

Intangible assets, net at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Proprietary product license	$680,000	$-
Trademark	-	80,000
Supplier relationship	80,000	-
Engineering methodology and customer list100	100,000	-
Licensed assets (See Note 5)	243,700	-
	1,103,700	80,000
Less: accumulated amortization	(69,167)	-
	$1,034,533	$80,000

Amortization of $146,641 and $0 was recorded for the years ended December 31, 2009 and 2008, respectively.

We periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $95,400 in 2010, $156,800 in 2011, $195,200 in 2012, 262,300 in 2013 and $324,900 in 2014.

Changes in goodwill, for the two year period ended December 31, 2009, were as follows:

Balance, December 31, 2007	$-
Acquisition of PRF	3,438,466
Balance, December 31, 2008	3,438,466
Acquisition of MPS (1)	102,184
Acquisition of Ceres	178,048
Impairment charge (PRF goodwill)	(3,438,466)
Balance, December 31, 2009	$280,232

(1)	This goodwill is deductible for income tax purposes.

Note 8. Inventories

Inventory at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$13,879	$-
Finished goods	309,179	-
	$323,058	$-

The Company has entered into an inventory financing arrangement where OGM sells grain that is reserved for use by Ceres to third-party grain processors (the “Mill”). The Mill has generally agreed to segregate the grain held for Ceres and to process the grain solely for Ceres’ use. These sales have been recorded in the financial statements as a product financing arrangement under ASC 470-40, “Accounting for Product Financing Arrangements.” As of December 31,2009, $94,818 remained in  inventory with a corresponding amount included in short-term notes payable and other debt, representing the Company’s non-contractual obligation to repurchase milled products produced from such inventory.

Note 9.   Composition of Certain Financial Statement Captions

Other current assets at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Prepaid management fee	$105,000	$30,000
Brand trademark held for sale	80,000	-
Inventory advance	260,095	520,020
Prepaid expenses and other	35,861	13,395
	$480,956	$563,415

Note 10. Property and Equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Machinery & equipment	$639,758	$821,879
Building	35,000	-
Leasehold improvements	99,507	21,790
Computer equipment	39,590	10,322
Furniture & fixtures	3,074	5,287
Vehicles	35,000	-
Livestock	-	55,240
	851,929	914,518
Less: accumulated depreciation	(202,517)	(143,488)
	$649,412	$771,030

Depreciation expense related to property and equipment was $192,789 and $55,750 for the years ended December 31, 2009 and 2008, respectively. During the quarter ended December 31, 2009, the Company evaluated the carrying value of property and equipment for impairment. We identified refrigeration units that were purchased in order to execute a portion of our AWG plan. That plan has been subsequently modified, and it was determined that the refrigeration units were no longer usable. Our analysis indicated that the remaining value of the equipment was limited to scrap value. As such, we wrote the remaining net value of the equipment on our books to $0. Impairment expense related to this write-down was $287,033 for the year ended December 31, 2009.

Note 11. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Short-term convertible notes payable	$794,646	$815,000
Transfac Financing Agreement	76,345	-
Product financing arrangement	94,818	-
Short-term loans and lines of credit	98,447	-
	$1,064,256	$815,000

Short-term Convertible Notes Payable

The Company entered into two rounds of financing through Commonwealth Capital during the quarters ended December 31, 2008 and March 31, 2009.

The first round (Commonwealth One) was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% is due with the principal on various dates from April through June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.045 per share at any time during the term of the notes.

The second round (Commonwealth Two) was closed partially in December 2008, and the remainder in the quarter ended March 31, 2009. Proceeds from the notes were $95,000 and $1,602,984 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 12.0% is due with the principal on various dates from April through June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.075 per share at any time during the term of the notes.

During the quarter ended December 31, 2009, $50,000 of the Commonwealth Two notes were paid off with cash.

During the three months ended September 30, 2009, $350,000 of the Commonwealth One and $1,587,984 of the Commonwealth Two notes were converted into 7,777,778 and 21,173,120 shares of the Company’s common stock, respectively.  During the three months ended June 30, 2009, $100,000 of the Commonwealth One and $60,000 of the Commonwealth Two notes were converted into 2,222,222 and 800,000 shares of the Company’s common stock, respectively. Subsequent to December 31, 2009, and as of the date of this report, the remaining outstanding note totaling $100,000 has been verbally extended until further notice by the note holders.

The Company also entered into loan agreements with an unrelated individual (Plant Notes). Proceeds from the agreements were $70,000 and $35,000 during the quarters ended December 31, 2008 and March 31, 2009, respectively. Interest at 5.0% is due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes.

In connection with the acquisition of PRF on December 31, 2008, the Company acquired a note payable for $100,000 to an unrelated individual (Blake Note). Interest at 10.0% is payable annually. The note is unsecured and is convertible into shares of the Company’s common stock at $0.125 per share at any time during the term of the note.

In October 2009, Ceres entered into a loan agreement with a vendor to finance the outstanding trade accounts payable with a vendor (Tiryaki Note). Upon execution of the note, the Company reclassed $439,646 of outstanding trade accounts payable to short term loans payable. Interest at 10% is due with the principal on June 30, 2010. The note is unsecured and is convertible into shares of the Company’s common stock at $0.08 per share at any time during the term.

In December 2009, the Company entered into a round of financing with Charles Morgan Securities, Inc. Proceeds from the notes (CMS Notes) was $50,000 as of December 31, 2009. Interest at 12.0% is due with the principal on September 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.08 per share at any time during the term of the notes.

The conversion prices of these convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of December 31, 2009 and 2008 follows:

	2009	2008
Commonwealth One	$100,000	$550,000
Commonwealth Two	-	95,000
Plant Notes	105,000	70,000
Blake Note	100,000	100,000
Tiryaki Note	439,646	-
CMS Notes	50,000	-
Total	$794,646	$815,000

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

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased. Transfac fees are reported in the Company’s consolidated statement of operations as interest expense and were $42,477 for the year ended December 31, 2009. There were no fees incurred for the year ended December 31, 2008 as the Agreement is with Ceres, which was not acquired until the first quarter of fiscal 2009.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral. Accounts receivable pledged as collateral on the accompanying consolidated balance sheets in the amount of $95,309 as of December 31, 2009, represents the gross receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $76,345 as of December 31, 2009.

Product Financing Arrangement

The Company has entered into inventory financing arrangements with mills in regards to grain held at these mills for future use and sales of the Company. Refer to Note 8. Inventories, for further information regarding these arrangements.

Short Term Loans and Lines of Credit

In September of 2009, the Company entered into a loan agreement with Thomsen Group, LLC. The note balance as of December 31, 2009 is $50,118, interest at 8.0%, principal and interest payments are due upon demand, and is unsecured. Thomsen Group, LLC is majority-owned by a director of the Company.

The Company acquired a bank line of credit with the acquisition of Ceres. The balance as of December 31, 2009 is $48,329, interest at 7.5%, interest payments are due monthly, and principal is due upon demand, and is unsecured.

The Company has recorded accrued interest on short-term notes payable and other debt of $60,723 and $23,668 as of December 31, 2009 and 2008, respectively.

Note 12. Long-term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Zero Coupon Convertible Subordinated Note Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.125 per share at any time, unsecured	$1,558,529	$1,535,000

Zero Coupon Convertible Subordinated Note Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.125 per share at any time, unsecured	1,579,072	1,500,000

Liability for license agreement (See Note 5)	255,077	-

Unsecured note payable, related party (See Note 14)	105,861	105,801

U.S. Small Business Administration term loan with interest at prime plus 2.75%, 6.0% at December 31, 2009, due June 7, 2011, principal and interest payment of $2,246 due monthly, secured by the assets of Ceres	38,774	-

Other	-	23,467
	3,537,313	3,164,268
Less current portion:	(33,183)	-

Total long-term debt	$3,504,130	$3,164,268

In December 2008, the Company issued Zero Coupon Convertible Subordinated notes payable with a maturity date of December 12, 2013 for proceeds of $3,035,000. No payments are required on the notes until maturity at which time the principal amount of $3,828,840 is due. Original interest discount (OID) accrues at a rate of 5% per year on the accreted value of the note. The holder may at any time during the term of the note convert the accreted value of the notes into shares of common stock of the Company. If either an event of default occurs under the note, as defined in the note agreement, or a change of control occurs with respect to the Company, the holder of the note may put the note to the Company at its accreted value.

The conversion prices of the Zero Coupon Convertible Subordinated notes ($0.125 per share) were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded. The conversion price is subject to weighted-average anti-dilution adjustments in the event we issue common stock at a price below the then-applicable conversion price other than common stock issuances or option grants to the Company's employees, directors or officers.

The Company does not consider these anti-dilution features to be an embedded derivative and therefore subject to variable accounting due to the embedded instrument not meeting the net settlement characteristic as noted in ASC 815-10-15-83(c) and ASC 815-10-15-99.   More specifically, to meet the net settlement characteristics, an embedded instrument must be able to be either (1) net settled under contract terms, (2) net settled through a market mechanism or (3) net settled by delivery of derivative instrument or asset readily convertible to cash.  The Company believes the embedded instrument cannot be net settled via contract terms or a market mechanism and although though settlement of the embedded instrument could be made with the delivery of the Company's common stock (i.e. an asset), due to the Company's stock being lightly traded as per ASC 815-10-15-130 and as illustrated at ASC 815-10-55-87, 88 and 89 (Cases B through D), to be considered "readily convertible to cash", the number of shares of stock to be exchanged must be small relative to the stock's daily transaction volume.  Currently, the Company’s daily transaction volume of their common stock is very low.  However, moving forward, as required in ASC 815-10-15-139, the Company will continually evaluate whether or not the common stock is considered to be readily convertible to cash.  In the event the Company's daily trading volume of their common stock were to increase significantly to the point where the shares to be exchanged in connection with the convertible notes would be relatively small in relation to the daily trading volume, the contract would then satisfy the net settlement characteristic and likely may need to be accounted for as a derivative.

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

Future minimum payments on long-term debt at December 31, 2009 are as follows:

Years ending December 31,
2010	$51,050
2011	203,584
2012	80,000
2013	3,888,298
2014	80,000
$4,302,932

Note 13. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share from continuing operations for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Loss:
Net loss attributable to Mach One Corporation	$(10,891,864)	$(1,474,877)
Effect of dilutive potential common shares	-	-
Diluted net loss from continuing operations	$(10,891,864)	$(1,474,877)
Number of shares:
Weighted-average shares outstanding	145,623,939	85,550,875

Basic and diluted net loss per share attributable to Mach One Corporation	$(0.07)	$(0.02)

As of December 31, 2009, the Company had (i) 3,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 38,414,164 shares of common stock issuable under convertible financing arrangements.  As of December 31, 2008, the Company had (i) 25,420,000 shares of common stock issuable under convertible preferred stock arrangements and (ii) 38,428,889 shares of common stock issuable under convertible financing arrangements.   These 40,349,020 and 63,848,889 shares as of December 31, 2009 and 2008, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 14. Related Party Transactions

We lease our office and warehouse facility in Belgium, Wisconsin from Monte B. Tobin, our Chairman, and his wife, (the Tobins) under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with an option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,300 per month. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,861. Interest accrues at 12% per year. The note matures on January 1, 2011. Total rent included in our statements of operations related to this lease was $43,154 and $49,700,  for the years ended December 31, 2009 and 2008 respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company is authorized to issue 239,500,000 shares of $.001 par value common stock. The Company has 181,346,946 shares of its common stock issued and outstanding at December 31, 2009. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

On January 20, 2010, the Company increased its $.001 par value common stock authorized to issue to 500,000,000 shares.

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

During the three months ended March 31, 2009, the Company executed an agreement with the Series A Convertible Preferred Shareholders for a return to the Company of 4,420,000 Series A Preferred shares in return for  2,500,000 shares of common stock valued at $221,000.

During the three months ended June 30, 2009, the remaining 1,000,000 Series A Convertible Preferred shares outstanding at December 31, 2008, were converted into 5,000,000 shares of the Company’s common stock.

Pursuant to the acquisition of MPS, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share ($500,000 at December 31, 2009).

Pursuant to the acquisitions of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each Preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share ($1,000,000 at December 31, 2009). In December 2009, 6,000,000 shares of the Series C Preferred Stock were converted into 6,000,000 shares of common stock.

Stock Issuances

During the three months ended December 31, 2009, the Company issued:

•
2,099,841 shares of common stock valued at $145,987 (approximately $0.07 per share) for consulting services provided during the three months ended December 31, 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

•	725,000 shares of common stock valued at $58,000 ($0.08 per share) for the purchase of inventory.
•
500,159 shares of common stock valued at $39,850 (approximately $0.08 per share) for a retention bonus to an employee of the Company. This amount was recorded as compensation expense in the Company’s consolidated statement of operations.

•	6,000,000 shares of Series C preferred stock were converted to 6,000,000 shares of common stock of the Company.

During the three months ended September 30, 2009, the Company issued:

•
31,488,072 shares of common stock, at prices of $0.045 and $0.075 per share, for the conversion of $1,937,984 of short term notes payable and $167,955 of related accrued interest under the terms of the agreements.

•
2,500,000 shares of common stock, at approximately $0.09 per share, for the conversion of 4,420,000 shares of Series A Convertible Preferred Stock, valued at $221,000, under the terms of the agreements.

•
1,010,284 shares of common stock valued at $105,292 (approximately $0.10 per share) for consulting services provided during the three months ended September 30 2009. This resulted in a charge to operating expenses in the Company’s consolidated statement of operations.

•
500,000 shares of common stock valued at $50,000 ($0.10 per share) for a retention bonus to an employee of the Company. This amount was recorded as compensation expense in the Company’s consolidated statement of operations.

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

Stock Warrants

In January 2009, in exchange for services provided, the Company issued a five-year warrant to a consultant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.125 per share.  The fair value of the warrant approximated $3,400.

Treasury Stock

With the acquisition of Pacific Rim in fiscal 2008, the Company acquired 1,103,500 shares its own common stock that was valued at $143,456, at an average price of $0.13 per share. During the quarter ended March 31, 2009, the Company purchased an additional 1,113,000 shares of its common stock for $302,123 in cash, at an average price of $0.25 per share. During the three months ended June 30, 2009, the Company sold 402,800 shares of its common stock held in treasury for $63,246 in cash, at an average price of $0.16 per share. During the three months ended September 30, 2009, the Company sold 754,000 shares of its common held in treasury stock for $85,663 in cash, at an average price of $0.11. During the three months ended December 31, 2009, the Company accepted 1,002,835 shares of its common stock as payment for a loan receivable of $105,000 from PFI, at an average price of $0.11 per share. Additionally, the Company sold 245,000 shares of its common stock held in treasury stock for $18,948 in cash, at an average price of $0.08 per share. Losses on sale of our treasury shares are recorded in additional paid in capital in the equity section of our consolidated balance sheet as of December 31, 2009.

Note 16. Commitments and Contingencies

Operating Leases

Our principal executive office is located at 974 Silver Beach Road, Belgium, Wisconsin 53004. The lease payment of $4,300 per month on 3,500 square feet of offices and manufacturing and expired in March 2010. We also lease office space in St. Paul, MN. The lease payment is $3,600 per month and is paid on a month-to-month basis. We also lease a manufacturing facility in Oakland, Nebraska. The lease payment is $3,000 per month and expires in August 2010. We have not renewed the lease on the facility in Belgium. Total rent expense under operating leases for the years ended December 31, 2009 and 2008, was $88,705 and $49,700, respectively. Our commitment for rent due in 2010 under these operating leases is $29,600.

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 17. Income Taxes

The components of income tax expense (benefit) were as follows:

	2009	2008
Federal	$-	$
State and local	-		-
	$-		$-

Current tax expense	$-		$-
Deferred tax expense	-
	$-		$-

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows:

	2009	2008
U.S. federal statutory rate at 34%	$(3,703,000)	$(1,100,000)
State tax benefit, net of federal	(329,000)	-
Establishment of a deferred tax liability upon acquisition of certain intangible assets acquired in a stock acquisition	926,000	-
Change in valuation allowance	1,830,000	1,100,000
Non-deductible expenses	1,276,000
Income tax expense	$-	-

The components of the net deferred tax liability at December 31 were as follows:

	2009	2008
Current:
Accrued liabilities and reserves	$184,000	$-
Valuation allowance	(184,000)	-
Net current deferred tax asset	-	-
Long-term:
Net operating loss carryforward	2,918,000	1,100,000
Equipment basis difference	90,000	-
Identified intangible asset basis difference	(260,000)	-
Goodwill basis difference	(2,000)	-
Valuation allowance	(2,746,000)	(1,100,000)
Net long-term deferred tax liability	$-	$-

As of December 31, 2009, we had net operating loss carryforwards of $6.0 million for U.S. federal tax purposes and $2.3 million for state tax purposes.  These loss carryforwards expire between 2010 and 2029.  To the extent these net operating loss carryforwards are available, they will be used to reduce any income tax liability associated with our operations.  Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  Due to changes in ownership, some of our net operating loss carryforwards will be limited. A Section 382 study has not yet been performed as of the date of these financial statements.

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be likely based on an assessment of the history of losses and the likelihood of sufficient future taxable income.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2009, we are no longer subject to U.S. federal tax examinations for tax years before 2006.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2009, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 18. Subsequent Events

On March 24, 2010, the Company issued 3,333,333 shares of its common stock to an individual investor for $100,000 in cash for a per share price of $0.03.

In February and March 2010, 1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of common stock.

On April 14, 2010, Mach One Corporation, a Nevada corporation (“Mach One”), completed an acquisition of WhiteHat Holdings, LLC, a Delaware limited liability company (“WhiteHat”), through the merger of WhiteHat into White Hat Acquisition Corp., a wholly-owned subsidiary of Mach One (the “Merger Sub”), pursuant to a Plan and Agreement of Merger entered into by the parties on February 25, 2010 (the “Merger Agreement”).  The Merger Sub will change its name to WhiteHat Holdings, Inc. and will operate as a wholly owned subsidiary of Mach One.

Pursuant to the terms of the Merger Agreement, as partial consideration (i) $400,000 shall be deposited into a WhiteHat account not later than April 30,2010, to be used by WhiteHat to pay its legal, accounting,  marketing and debt expenses and to  further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,788 shares of Mach One common stock and distributed to the WhiteHat shareholders pro rata. In addition, $987,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of Mach One common stock.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of Mach One.  In the event that less than $400,000 is deposited into a WhiteHat account by April 30, 2010, Mach One shall issue additional shares of its common stock (“Penalty Shares”) to the WhiteHat shareholders, pro rata.  In addition, Mach One is obligated to provide additional capital to the WhiteHat subsidiary of not less than $1,600,000 on or before July 4, 2010.  In the event Mach One fails to provide such capital within the required time period, Mach One will issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (“Additional Shares”).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of Mach One’s issued and outstanding common stock.

On March 31, 2010, the Company discontinued the operations of OGM. As such, the Company will report discontinued operations in its consolidated financial statements during the quarter ending March 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

Not applicable.

Item 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weakness as described below.

Since we do not have a formal audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2009.

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management continues to identify the following control deficiencies that represent material weaknesses at December 31, 2009:

•
Due to the limited number of Company personnel, a lack of segregation of duties exists.  An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed.  This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

•
The Company lacks a board oversight role within the financial reporting process that is actively involved in the preparation of the financial statements. Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate part of this material weakness.

We understand that we continue to have internal control material weaknesses, but due to the Company’s limited funds and inability to add certain staff personnel, there were no changes to our internal control system in 2009.  Management continues to discuss additional entity-level controls it can establish in an effort to address the current lack of segregation of duties.  There were no additional material weaknesses noted during 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of five members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position
Steven M. Grubner	51	President and Chief Operating Officer
Patrick G. Sheridan	50	Chief Financial Officer and Secretary
Peter Nash, Ph.D.	63	Chief Science Officer
Mark D. Thomas	49	Director
Tad M. Ballantyne	54	Director
Brittin Eustis	60	Director
Kevin Sallstrom	53	Director
Monte B. Tobin	62	Director

Steven M. Grubner- President and Chief Operating Officer
Mr. Grubner was appointed as Interim President on September 1, 2009. Prior to his position with Mach One Corporation, Mr. Grubner was CFO for GeneThera, a publicly traded biotech company. During his tenure with GeneThera, Mr. Grubner was responsible for all SEC financial reporting, provided executive management, and executed public and private capital campaigns. Mr. Grubner has also had a substantial career in the technology business where he held numerous senior management positions in sales, finance and operations negotiating corporate transactions and alliances with multi-national companies that are household names. Mr. Grubner holds a J.D. from John Marshall Law School and a B.A. in economics from the University of Michigan.

Patrick G. Sheridan-Chief Financial Officer and Secretary
Mr. Sheridan was appointed Chief financial officer of the Company on March 4, 2009. From 2004 to the present Mr. Sheridan served as a consultant for Hudson Financial, one of the world’s largest professional staffing firms. His responsibilities included financial, advisory, and research positions with large cap companies and included management of global restructuring processes along with coordination of all accounting activities relating to acquisitions and financing. Mr. Sheridan also managed and prepared documentation for SEC reporting for public companies as well as development and documentation of Financing Offering Memorandums. From 1996 to 2004, Mr. Sheridan was President and CFO of Leisure Product Solutions, a product development firm. From 1993 to 1996, Mr. Sheridan was Vice President and CFO of HMU Management Corporation providing financial, administrative and property management services to long-term care facilities. From 1988 to 1993, Mr. Sheridan worked as a Manager of Business Assurance for Coopers & Lybrand and acted as a managing auditor to healthcare and small cap companies. Mr. Sheridan served 6 years in the United States Navy as a Hospital Corpsman and Medical Lab Technician from 1981 to 1987. Mr. Sheridan is a CPA and received a BBA in Accounting from the University of North Florida.

Peter Nash, Ph.D. - Chief Science Officer
Peter Nash, Ph.D. originally studied to become a medical doctor and expected to treat human patients. After obtaining his Ph.D. in microbiology, he taught for 20 years at the Indiana School of Medicine, University of Minnesota and Minnesota State University, Mankato - covering 13 areas of medicine, from parasitology to immunology to virology. In 1984, Nash joined BSI, an emerging medical company (now called Surmodics) specializing in human diagnostics. While with BSI, Dr. Nash worked to develop tests for strep, whooping cough, salmonella, toxins and other diagnostics. In the late 1980s, Dr. Nash developed quick swab tests to detect Listeria in feedlots and E. coli in processing plants. During the first Gulf War, he worked on anthrax tests until government funding dissipated. Along with two other BSI founders Dr. Nash spun off Camas Inc. in 1987. From the University Technical Center in Minneapolis, they expanded their work in rapid human diagnostics to agriculture — researching Campylobacter, Pasteurella and E. coli 0157:H7 with federal funding. Under the direction of Dr. Nash, Camas did work for the U.S. Department of Defense, the U.S. Marine Corps, and the U.S.D.A. After nearly three decades of microbial study, Dr. Nash designed all-natural cattle feed additives to inhibit a dangerous E. coli 1057:H7 strain and improve feed efficiency with "impressive results." Dr. Nash holds three patents as a result of his work.

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

Tad M. Ballantyne-Director
Mr. Ballantyne was appointed to the Board on January 7, 2009.  Mr. Ballantyne is an officer and director of several private companies including Hoopeston Foods, Inc., Thomsen Group, LLC, and Pacific Rim Foods Ltd.  Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc. (NASDAQ:LPHI). He also serves as an independent director of Creat Resources Holdings Limited (LSE:CRHL), American Lorain Corporation (AMEX:ALN) and Empire Energy Corporation International (OTCBB: EEGC) and a director of Jilin Jimei Foods Ltd., a private company in Changchun China. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 17 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last four years in food processing plants in both the United States and Asia. He holds a Bachelor of Science degree in business management from the University of Wisconsin system.

Brittin Eustis-Director
Mr. Eustis was appointed to the Board on February 20, 2009.  Mr. Eustis has over thirty years experience in the organic and natural food industry, both in management and field operations.  Mr. Eustis has been the Chief Executive Officer and a director of Ceres Organic Harvest, Inc. since its inception in 1992.

Monte Tobin – Director
Monte B. Tobin served as chief executive officer of The Corporation for Advanced Applications from 1996 to 2008. TCAA is in the business of bringing to market various otherwise unrelated products, each embodying a specific technology and for which its owners believe a market exists (e.g. a glucose testing product, a test for canine disorders and a fire retardant for use on mattresses and other fabrics). Our company's products were originally among those marketed by TCAA through its then VDx subsidiary. Mr. Tobin acquired VDx from TCAA in 2004 under an agreement requiring Mr. Tobin to contribute 10% of the stock he receives from any acquiring corporation. TCAA received 3 million shares of Mach One Corporation. While Mr. Tobin expects to continue supervising the operations of TCAA, his activities on behalf of that corporation greatly diminished following the separation of VDx, and those activities are expected to remain minimal during the foreseeable future. Mr. Tobin served in the United States Air Force from 1966 to 1970 during which time he also attended the University of Maryland extension in Germany for two years, studying marketing and sales.

Directors serve for a one-year term. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

Board Committees

Audit committee

We currently have no audit committee. Our board of directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Currently, all members of our board of directors participate in discussions concerning audit committee matters.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. Five of the required seven Form 3's for the directors have been filed with the SEC. Messrs.  Tobin and Severson have not filed their Form 3’s as of the date of this form 10-K.  There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our officers during the last two fiscal years ended December 31, 2009 and 2008. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Name and Principal Position		Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Monte B. Tobin	(1)	2009	$165,000	(5)	-	-	-	$165,000
Chief Executive Officer		2008	180,000	(6)	-	-	-	180,000

Dr. Peter Nash	(2)	2009	144,000	(7)	-	-	-	144,000
Chief Science Officer		2008	111,000	(8)		-		111,000

Steven M. Grubner	(3)	2009	158,000	(9)	-	-	-	158,000
Chief Operating Officer		2008	-		-	-	-	90,000

Patrick G. Sheridan	(4)	2009	105,000	(10)	-	-	-	105,000
Chief Financial Officer		2008	-		-	-	-	-

(1)	Mr. Tobin was CEO through the quarter ended September 30, 2009. He is currently employed by the Company in an advisory capacity.
(2)	Dr. Nash became our CSO in April of 2008.
(3)	Mr. Grubner became our COO in January of 2009.
(4)	Mr. Sheridan became our CFO in April of 2009.
(5)	$142,000 of this amount was paid as cash and $23,000 was accrued for accounting purposes for a total of $165,000.
(6)	$126,000 of this amount was paid in cash and $54,000 was accrued for accounting purposes for a total of $180,000.
(7)	$115,000 of this amount was paid as cash and $29,000 was accrued for accounting purposes for a total of $144,000.
(8)	$11,000 of this amount was paid in cash, $35,000 was paid in the form of stock and $65,000 was accrued for accounting purposes for a total of $76,000.
(9)	$123,000 of this amount was paid as cash and $35,000 was accrued for accounting purposes for a total of $158,000.
(10)	$77,000 of this amount was paid as cash and $28,000 was accrued for accounting purposes for a total of $105,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following tables set forth as of March 31, 2010 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our executive officers and directors, and all executive officers and directors of the Company as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name		Title of Class	Shares Beneficially Owned		Percentage of outstanding Shares (%)
Monte B. Tobin		Common	12,246,667		6.48%
Dr. Peter C. Nash		Common	500,000		*
Patrick G. Sheridan		Common	1,000,159		*
Mark A. Thomas		Common	7,950,000	(2)	4.21%
Tad M. Ballantyne		Common	9,377,600	(3)	4.97%
		Class B Preferred	500,000	(4)	100%
Brittin Eustis		Common	8,147,165		4.31%
AAR Accounts Family Limited Partnership	(5)	Common	11,216,307		5.94%
Steven M. Grubner		Common	2,000,000		1.06%
Thomas Plant		Common	14,294,000	(1)	7.57%
Kevin Sallstrom		Common	2,750,000		1.46%

Officers and Directors (8 persons)			44,971,591		23.82%

*	Less than 1%

(1)	Includes 4,294,000 shares held by The Corporation for Advanced Applications of which Mr. Plant is President and maintains beneficial ownership.

(2)	Includes 750,000 shares in the name of the Thomas Family Trust of which Mr. Thomas is the beneficial owner.

(3)	Includes 8,440,000 shares held by Mackay Limited Partnership over which Mr. Ballantyne ia a Managing Director but is not a beneficial owner.

(4)
All of these Class B Preferred Shares are owned by Thomsen Group, LLC of which Mr. Ballantyne is the majority owner.  Each share of Class B Preferred Stock is convertible at any time into two shares of Common Stock.

(5)	Andrew A. Roth is General Partner of AAR Family Limited Partnership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2009	2008
Audit fees	$68,675	$6,500
Audit related fees	34,263	-
Tax fees	-	-
All other fees	-	-

Total	$102,938	$6,500

Audit Fees.   The fees identified under this caption were for professional services rendered by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (MTK) for fiscal year 2009 and Larry O’Donnell, CPA, P.C. for fiscal 2008 in connection with the audits of our annual financial statements.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the review of our financial statements included in our quarterly reports on Form 10-Q and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Approval Policy.  Our entire Board of Directors, acting as the Audit Committee, approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firms in fiscal years 2009 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15.EXHIBITS; FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Plan and Agreement of Reorganization dated November 21,2008, between the Company and Pacific Rim Foods, Ltd. (1)
2.2	Agreement for Purchase and Sale of Business dated Feb.18, 2009 between the Company and Thomsen Group, LLC (2)
2.3	Earn-Out Agreement between the Company and Thomsen Group, LLC dated Feb. 18, 2009 (3)
2.3	Plan and Agreement of Reorganization dated Feb. 2, 2009 between the Company and Ceres Organic Harvest, Inc. (4)
3.1	Articles of Incorporation (5)
3.2	Articles of Merger filed August 10, 1994 (5)
3.3	Certificate of Amendment of Articles of Incorporation filed June 6, 2002 increasing authorized shares (5)
3.4	Certificate of Designation designating rights, powers and preferences of Preferred Stock (5)
3.5	Bylaws (5)
3.6	BioQual asset purchase agreement (5)
3.7	Mach One Vdx purchase agreement (5)
3.8	Certificate of Designation designating rights, powers and preferences of Series B Convertible Preferred Stock *
3.9	Certificate of Designation designating rights, powers and preferences of Series C Convertible Preferred Stock *
4.1	Form of 12% Convertible Note issued to AAR (5)
4.2	Form of 12% Convertible Note issued to John and Audrey Quackenbush (5)
4.3	Form of Promissory Note issued to investor in April 2007 (5)
4.4	Form of Five Year Zero Coupon Convertible Promissory Note due December 31, 2013
5.1	Opinion Steven L. Slaw, PC (6)
10.1	2005 Investment Advisory Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.2	Investment Banking Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.3	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to AAR placement (5)
10.4	Form of Securities Purchase Agreement with AAR (5)
10.5	Amendment to AAR Stock Purchase Agreement and related agreements (5)
10.6	Form of Security Agreement with AAR (5)
10.7	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to Quackenbush placement (5)
10.8	Form of Securities Purchase Agreement with John and Audrey Quackenbush (5)
10.9	Amendment to Quackenbush Stock Purchase Agreement and related agreements (5)
10.10	Form of Security Agreement with John and Audrey Quackenbush (5)
10.11	Employment Agreement with Monte B. Tobin (5)
10.12	Lease of plant facility (5)
10.13	Contract with Nutritional Solutions, LLC (6)
10.14	Nash Employment Agreement (7)
21.1	Subsidiaries of Mach One Corporation *
23.1	Consent of Steven L. Slaw, PC (Contained in Exhibit 5) (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
31.3	Certification of Chief Exec. Officer and Chief Fin. Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
(1)	Previously filed as exhibit 10.1 to the Company’s Form 8-K filed January 16, 2009
(2)	Previously filed as exhibit 10.1 to the Company’s Form 8-K filed February 26, 2009
(3)	Previously filed as exhibit 10.2 to the Company’s Form 8K filed February 26, 2009
(4)	Previously filed as exhibit 10.3 to the Company’s Form 8-K filed February 26. 2009
(5)	Previously filed in Company’s SB-2 as amended with the SEC in October 2007.
(6)	Previously filed in Company’s S-1 as amended with the SEC in July 2008.
(7)	Previously filed in Company’s S-1 as amended with the SEC in September 2008.

SIGNATURES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mach One Corporation

Date: April 16, 2010	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne,
Chief Executive Officer and Director

By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan
Chief Financial Officer

By:	/s/ Steven M. Grubner
Steven M. Grubner,
Chief Operating Officer