Form 10-K/A
period 2009-12-31
MACH ONE CORP
filed 2010-05-24
CIK 949189

       UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format: Yes ☐     No ☒

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Mach One Corp., for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on April 16, 2010, is being filed to correct the Balance Sheet which previously omitted the line item “Short-term notes payable and other debt”. The omission of this line item did not affect the Total Current Liabilities.

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

/s/ Larry O’Donnell, PC
Larry O’Donnell, PC
Aurora, Colorado
April 13, 2009

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$79,902	$635,334
Accounts receivable, net	290,485	44,603
Accounts receivable pledged as collateral	95,309	-
Marketable securities	4,223	483,900
Inventory	323,058	-
Other current assets	480,956	563,415
Total Current Assets	1,273,933	1,727,252

Property and equipment, net	649,412	771,030
Goodwill	280,232	3,438,466
Intangible assets, net	1,034,533	80,000
Other assets	25,000	180,000
TOTAL ASSETS	$3,263,110	$6,196,748

CURRENT LIABILITIES
Accounts payable	$1,510,123	$7,577
Accrued compensation	487,508	377,659
Accrued interest	60,723	23,668
Short-term notes payable and other debt	1,064,256	815,000
Deferred revenue	23,725	-
Current portion of long-term debt obligations	33,183	-

Total Current Liabilities	3,197,518	1,223,904

Long-term debt, net of current portion	3,504,130	3,164,268

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.05 par value, 10,500,000 shares authorized, 2,500,000 and 5,420,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively, liquidation
preference of $1,500,000 and $0 at December 31, 2009 and December 31, 2008, respectively	125,000	271,000
Common stock, $.001 par value, 239,500,000 shares authorized, 181,346,946 and
111,094,054 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	181,346	111,093
Treasury stock	(327,175)	(143,456)
Additional paid-in capital	11,248,980	5,314,699
Accumulated deficit	(14,636,624)	(3,744,760)
Accumulated other comprehensive loss	(12,065)	-

Total Stockholders' Equity (Deficit)	(3,420,538)	1,808,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,263,110	$6,196,748

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

PART IV

ITEM 15.EXHIBITS; FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1	Plan and Agreement of Reorganization dated November 21,2008, between the Company and Pacific Rim Foods, Ltd. (1)
2.2	Agreement for Purchase and Sale of Business dated Feb.18, 2009 between the Company and Thomsen Group, LLC (2)
2.3	Earn-Out Agreement between the Company and Thomsen Group, LLC dated Feb. 18, 2009 (3)
2.3	Plan and Agreement of Reorganization dated Feb. 2, 2009 between the Company and Ceres Organic Harvest, Inc. (4)
3.1	Articles of Incorporation (5)
3.2	Articles of Merger filed August 10, 1994 (5)
3.3	Certificate of Amendment of Articles of Incorporation filed June 6, 2002 increasing authorized shares (5)
3.4	Certificate of Designation designating rights, powers and preferences of Preferred Stock (5)
3.5	Bylaws (5)
3.6	BioQual asset purchase agreement (5)
3.7	Mach One Vdx purchase agreement (5)
3.8	Certificate of Designation designating rights, powers and preferences of Series B Convertible Preferred Stock (8)
3.9	Certificate of Designation designating rights, powers and preferences of Series C Convertible Preferred Stock (8)
4.1	Form of 12% Convertible Note issued to AAR (5)
4.2	Form of 12% Convertible Note issued to John and Audrey Quackenbush (5)
4.3	Form of Promissory Note issued to investor in April 2007 (5)
4.4	Form of Five Year Zero Coupon Convertible Promissory Note due December 31, 2013
5.1	Opinion Steven L. Slaw, PC (6)
10.1	2005 Investment Advisory Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.2	Investment Banking Agreement between the Company and Charles Morgan Securities, Inc. (5)
10.3	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to AAR placement (5)
10.4	Form of Securities Purchase Agreement with AAR (5)
10.5	Amendment to AAR Stock Purchase Agreement and related agreements (5)
10.6	Form of Security Agreement with AAR (5)
10.7	Placement Agreement between the Company and Charles Morgan Securities, Inc. relating to Quackenbush placement (5)
10.8	Form of Securities Purchase Agreement with John and Audrey Quackenbush (5)
10.9	Amendment to Quackenbush Stock Purchase Agreement and related agreements (5)
10.10	Form of Security Agreement with John and Audrey Quackenbush (5)
10.11	Employment Agreement with Monte B. Tobin (5)
10.12	Lease of plant facility (5)
10.13	Contract with Nutritional Solutions, LLC (6)
10.14	Nash Employment Agreement (7)
21.1	Subsidiaries of Mach One Corporation *
23.1	Consent of Steven L. Slaw, PC (Contained in Exhibit 5) (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *
31.3	Certification of Chief Exec. Officer and Chief Fin. Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
(1)	Previously filed as exhibit 10.1 to the Company’s Form 8-K filed January 16, 2009
(2)	Previously filed as exhibit 10.1 to the Company’s Form 8-K filed February 26, 2009
(3)	Previously filed as exhibit 10.2 to the Company’s Form 8K filed February 26, 2009
(4)	Previously filed as exhibit 10.3 to the Company’s Form 8-K filed February 26. 2009
(5)	Previously filed in Company’s SB-2 as amended with the SEC in October 2007.
(6)	Previously filed in Company’s S-1 as amended with the SEC in July 2008.
(7)	Previously filed in Company’s S-1 as amended with the SEC in September 2008.
(8)	Previously filed in Company’s Form 10-K with the SEC on April 15, 2008

SIGNATURES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mach One Corporation

Date: May 19, 2010	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne,
Chief Executive Officer and Director

By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan
Chief Financial Officer

By:	/s/ Steven M. Grubner
Steven M. Grubner,
Chief Operating Officer