Form 10-Q
period 2010-03-31
MACH ONE CORP
filed 2010-05-24
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

As of April 17, 2010, 375,919,689 shares of common stock were outstanding.

MACH ONE CORPORATION

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$25,432	$61,979
Accounts receivable, net	73,845	156,682
Accounts receivable pledged as collateral	105,155	95,309
Marketable securities	-	4,223
Inventory	38,686	140,828
Current assets of discontinued operation	86,806	428,172
Other current assets	475,096	480,956
Total Current Assets	805,020	1,368,149

Property and equipment, net	508,074	555,196
Goodwill	280,232	280,232
Intangible assets, net	1,013,533	1,034,533
Other assets	25,000	25,000
TOTAL ASSETS	$2,631,859	$3,263,110

CURRENT LIABILITIES
Accounts payable	$820,959	$991,540
Accrued compensation	611,981	487,508
Accrued interest	72,215	58,623
Current liabilities of discontinued operation	338,466	615,501
Short-term notes payable and other debt	1,122,618	969,438
Deferred revenue	23,725	23,725
Current portion of long-term debt obligations	156,912	33,183

Total Current Liabilities	3,146,876	3,179,518

Long-term debt, net of current portion	3,422,180	3,504,130

STOCKHOLDERS' DEFICIT
Preferred stock, $.05 par value, 10,500,000 shares authorized, 740,000 and 2,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively, liquidation
preference of $620,000 and $1,500,000 at March 31, 2010 and December 31, 2009, respectively	37,000	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 188,556,279 and
181,346,946 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	188,555	181,346
Treasury stock	(297,175)	(327,175)
Additional paid-in capital	11,682,456	11,248,980
Accumulated deficit	(15,548,033)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Deficit	(3,937,197)	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,631,859	$3,263,110

The accompaying notes are an integral part of these consolidated financial statements

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2010	2009

Sales, net	$371,566	$327,513

Cost of goods sold	353,735	297,387

Gross profit	17,831	30,126

Operating expenses	757,994	719,543

Loss from continuing operations	(740,163)	(689,417)

Other expense:
Realized loss on sale of marketable securities	(12,844)	-
Interest expense	(104,323)	(281,856)
Total other expense	(117,167)	(281,856)

Loss fom continuing operations before provision for income taxes	(857,330)	(971,273)

Income tax provision	-	-

Net loss from continuing operations	(857,330)	(971,273)

Less: Net loss attributable to non-controlling interest in variable interest entity	-	46,888

Net loss from continuing operations attributable to Mach One Corporation	(857,330)	(924,385)

Loss from discontinued operations, net of income tax benefit of $0 and $0, respectively	(54,079)	(30,146)
Net loss attributable to Mach One Corporation	$(911,409)	$(954,531)

Net loss from continuing operations attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.01)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-
Net loss from attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	183,057,564	115,094,054

The accompaying notes are an integral part of these consolidated financial statements

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(857,330)	$(924,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in variable interest entity	-	(46,888)
Depreciation and amortization	54,005	27,915
Amortization of deferred financing costs	6,090	170,500
Amortization of debt discount, relating to a beneficial conversion feature	17,708	-
Amortization of prepaid management fees	26,250	7,500
Accretion of interest on long-term debt	46,454	-
Loss on sale of marketable securities	12,844	-
Loss on disposal of equipment	14,118	-
Common stock issued for services	100,090	-
(Increase) decrease in operating assets:
Accounts receivable	72,991	(253,519)
Inventory	102,142	(350,245)
Other current assets	29,520	(571,038)
Increase in operating liabilities:
Accounts payable and accrued expenses	147,358	348,949
Deferred revenue	-	60,725
Total adjustments	$629,570	$(606,101)

Net cash used in operating activities	$(227,760)	$(1,530,486)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	-
Purchases of marketable securities	-	(2,437)
Acquisitions, net of cash acquired	-	26,294
Purchase of property and equipment, net	-	(179,962)
Net cash provided by (used in) investing activities	$3,444	$(156,105)

Cash flows from financing activities:
Proceeds from short term notes payable	108,156	1,883,523
Payments on short term notes payable	(52,558)	-
Proceeds from long-term debt	-	5,198
Payments on long-term debt	(4,675)	(2,185)
Proceeds from the sale of common stock	116,500
Proceeds from the sale of treasury stock	10,095	-
Purchase of treasury stock	-	(302,123)
Net cash provided by financing activities	$177,518	$1,584,413

Cash flows from discontinued operations:
Net cash used in operating activities	(20,749)	(3,368)
Net cash provided by investing activities	31,000	3,687
Net cash provided by financing activities	-	-
Net cash provided by discontinued operations	$10,251	$319

Net decrease in cash	$(36,547)	$(101,859)

Cash, beginning of period	61,979	635,334

Cash, end of period	$25,432	$533,475
Supplemental cash and non-cash flow information
Unrealized gain (loss) on marketable securities	$(12,065)	$101,534
Cash paid for interest	$9,308	$630
Loss on sale of treasury stock	$(19,905)	$-
Common stock issued for prepaid marketing fees	$56,000	$-
Conversion of preferred stock into common stock	$88,000	$-
Beneficial conversion feature related to short-term debt	$(100,000)	$-
Accounts payable converted to note payable	$179,874	$-

The accompaying notes are an integral part of these consolidated financial statements

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

The December 31, 2009 Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of Operations: Mach One Corporation is a global wellness solutions company with operations in Animal Wellness; Organics & Sustainables; and BioPharm Process Systems. Through its Animal Wellness Group, the Company focuses on major opportunities for positive, long-term health and longevity benefits for disease-threatened animals in the commercial livestock and poultry industries, especially the beef and dairy sectors. The Organics & Sustainables Group addresses the growing needs of food manufacturers in the organic foods market who are challenged to increase production capacity for organic raw commodities and feed stocks that go into the finished products. The BioPharm Process Systems Group provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry.

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

Inventory:  Inventory consists of finished goods only as of March 31, 2010 and December 31, 2009. The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of March 31, 2010 and December 31, 2009, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

Property and Equipment:  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets:

Building	39 years
Furniture & Fixtures	7 years
Machinery & Equipment	5 years

 Long-Lived and Amortizable Intangible Assets:  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived and amortizable intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value, after impairing certain assets in 2010, is recoverable in future periods.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $12,065 and $(101,534) of other comprehensive income (loss) for the quarters ended March 31, 2010 and 2009, respectively.

Reclassifications: Certain reclassifications have been made to the 2009 financial statement presentation to correspond to the current year’s format. Total 2009 equity and net loss are unchanged due to these reclassifications.

Recent Accounting Developments In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company’s adoption of this guidance as of January 1, 2010 did not have any impact on the Company's financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of Ceres and MPS in February 2009, the Company had primarily been engaged in product development and pre-operational activities.  The Company has accumulated losses totaling $15,548,033 from inception through March 31, 2010, and a net working capital deficit of $2,341,856 as of March 31, 2010.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In 2009, the Company determined they were required to consolidate PFI as a VIE in our consolidated statement of operations due to us determining we were the primary beneficiary of PFI. Therefore, for the quarter ended March 31, 2009, the consolidated statements of operations have been presented on a consolidated basis to include the variable interest in PFI.  More specifically, for the quarter ended March 31, 2009, PFI amounts included in the consolidated statement of operations of the Company consist of; selling, general and administrative expenses of $46,888. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. No amounts from PFI are included in the consolidated balance sheet as of December 31, 2009 as PFI had reimbursed all advances from Ceres as of December 31, 2009 and PFI was no longer considered a VIE. No amounts from PFI are included in the consolidated balance sheet as of March 31, 2010 or the consolidated statements of operations and cash flows for the quarter ended March 31, 2010 as PFI was no loner considered a VIE of the Company.

Note 5. Discontinued Operations

On March 31, 2010, Ceres adopted a plan to close the business of its wholly-owned subsidiary, Organic Grain and Milling, Inc. (OGM). As of March 31, 2010, substantially all operational activities of OGM were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified OGM as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

The following table summarizes results of OGM classified as discontinued operations in the Company’s condensed, consolidated statements of operations for the quarters ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Sales, net	$127,224	$483,935
Cost of goods sold	121,271	422,225
Gross profit	5,953	61,710
Operating expenses	56,059	91,856
Loss from discontinued operations	(50,106)	(30,146)
Other expense	(3,973)	-
Loss from discontinued operations before taxes	(54,079)	(30,146)
Income tax expense (benefit) from discontinued operations	-	-
Loss from discontinued operations	$(54,079)	$(30,146)

The following table summarizes the major classes of assets and liabilities in OGM’s balance sheet as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Cash	$388	$17,923
Accounts receivable	10,950	133,803
Inventory	17,115	182,230
Property and equipment, net (planned to be sold within 12 months)	58,353	94,216
Current assets of discontinued operations	$86,806	$428,172

Accounts payable	$276,251	$518,583
Accrued liabilities	62,215	2,100
Short-term note payable	-	94,818
Current liabilities of discontinued operations	$338,466	$615,501

 Note 6. Product License and Asset Purchase

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

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 11. Long-term debt) as of March 31, 2010.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to March 31, 2010.

Note 7. Intangible Assets

Intangible assets, net at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Proprietary product license	$680,000	$680,000
Supplier relationship	80,000	80,000
Engineering methodology and customer list	100,000	100,000
Licensed assets (See Note 6)	243,700	243,700
	1,103,700	1,103,700
Less: accumulated amortization	(90,167)	(69,167)
	$1,013,533	$1,034,533

Amortization of $21,000 and $0 was recorded for the quarters ended March 31, 2010 and 2009, respectively.

We periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $74,400 remaining in 2010, $156,800 in 2011, $195,200 in 2012, 262,300 in 2013 and $324,833 in 2014.

Note 8.   Composition of Certain Financial Statement Captions

Other current assets at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Prepaid management fee	$78,750	$105,000
Brand trademark held for sale	80,000	80,000
Inventory advance	260,095	260,095
Prepaid expenses and other	56,251	35,861
	$475,096	$480,956

Note 9. Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Machinery & equipment	$607,501	$607,501
Leasehold improvements	99,507	99,507
Computer equipment	19,248	37,271
Furniture & fixtures	3,074	3,074
	729,330	747,353
Less: accumulated depreciation	(221,256)	(192,157)
	$508,074	$555,196

Depreciation expense related to property and equipment was $33,005 and $25,765 for the quarters ended March 31, 2010 and 2009, respectively.

Note 10. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Short-term convertible notes payable	$812,354	$794,646
Transfac Financing Agreement	84,501	76,345
Short-term loans and lines of credit	225,763	98,447
	$1,122,618	$969,438

Short-term Convertible Notes Payable

Commonwealth One
The Commonwealth One round of financing was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% is due with the principal on various dates from April through June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.045 per share at any time during the term of the notes.

During the year ended December 31, 2009, $450,000 of the Commonwealth One notes were converted into 10,000,000 shares of the Company’s common stock.  Subsequent to March 31, 2010, and as of the date of this report, the remaining outstanding note totaling $100,000 has been verbally extended until further notice by the note holder.

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes). Proceeds from the agreements totaled $105,000 and interest at 5.0% is due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes.

Blake Note
In connection with the acquisition of PRF on December 31, 2008, the Company acquired a note payable for $100,000 to an unrelated individual (Blake Note). Interest at 10.0% is payable annually. The note is unsecured and is convertible into shares of the Company’s common stock at $0.125 per share at any time during the term of the note.

Tiryaki Note
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

CMS Notes
 In December 2009, the Company entered into a round of financing with Charles Morgan Securities, Inc. Proceeds from the notes (CMS Notes) was $50,000 as of December 31, 2009. Interest at 12.0% is due with the principal on September 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.08 per share at any time during the term of the notes. The conversion price is subject to certain weighted-average anti-dilution adjustments if the Company were to subsequently issue common stock at a price below the then-applicable conversion price.

During the quarter ended March 31, 2010, additional proceeds from the CMS notes were $100,000. Interest at 12.0% is due with the principal on February 11, 2011. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the CMS notes issued during the quarter ended March 31, 2010 was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $17,708 was recorded for the quarter ended March 31, 2010.

Except for the CMS notes issued during the quarter ended March 31, 2010, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010	December 31, 2009
Commonwealth One	$100,000	$100,000
Plant Notes	105,000	105,000
Blake Note	100,000	100,000
Tiryaki Note	439,646	439,646
CMS Notes, net of debt discount	67,708	50,000
Total	$812,354	$794,646

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

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased. Transfac fees are reported in the Company’s consolidated statement of operations as interest expense and were $7,322 and $4,963 for the quarters ended March 31, 2010 and 2009, respectively.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral. Accounts receivable pledged as collateral on the accompanying consolidated balance sheets in the amounts of $105,155 and $95,309 as of March 31, 2010 and December 31, 2009, respectively, represents the gross receivables that have been designated as “sold” and serve as collateral for short-term debt in the amounts of $84,501 and $76,345 as of March 31, 2010 and December 31, 2009, respectively.

Short Term Loans and Lines of Credit

In September 2009, the Company entered into a loan agreement with Thomsen Group, LLC. The note balance as of March 31, 2010 and December 31, 2009 is $0 and $50,118, respectively. Interest is at 8.0%, principal and interest payments are due upon demand, and the note is unsecured. Thomsen Group, LLC is majority-owned by a director of the Company.

 The Company acquired a bank line of credit with the acquisition of Ceres. The balance is $48,298 and $48,329 as of March 31, 2010 and December 31, 2009, respectively. Interest is at 7.5%, interest payments are due monthly, and principal is due upon demand, and the note is unsecured.

In January 2010, Ceres entered into a loan agreement with a vendor to finance the outstanding trade accounts payable (NDM Note). Upon execution of the note, the Company reclassed $179,874 of outstanding trade accounts payable to short term loans payable. Interest is at 6%. Monthly payments of $2,000 are due each month with the remaining principal and interest due on October 1, 2010. The balance outstanding as of March 31, 2010 is $177,465. The note is secured by the potential proceeds from an unrelated litigation matter in which Ceres is the plaintiff.

The Company has recorded accrued interest on short-term notes payable and other debt of $72,215 and $58,623 as of March 31, 2010 and December 31, 2009, respectively.

Note 11. Long-term Debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.125 per share at any time, unsecured (total maturity value of $3,808,298)	$3,176,845	$3,137,601

Liability for license agreement (total maturity value of $350,000) (See Note 6)	262,288	255,077

Unsecured note payable, related party (See Note 13)	105,861	105,861

U.S. Small Business Administration term loan with interest at prime plus 2.75%, 6.0% at March 31, 2010, due June 7, 2011, principal and interest payment of $2,246 due monthly, secured by the assets of Ceres	34,098	38,774

	3,579,092	3,537,313
Less current portion:	(156,912)	(33,183)
Total long-term debt	$3,422,180	$3,504,130

In December 2008, the Company issued Zero Coupon Convertible Subordinated notes payable with a maturity date of December 12, 2013 for proceeds of $3,035,000. No payments are required on the notes until maturity at which time the principal amount of $3,808,298 is due. Original interest discount (OID) accrues at a rate of 5% per year on the accreted value of the note. The holder may at any time during the term of the note convert the accreted value of the notes into shares of common stock of the Company. If either an event of default occurs under the note, as defined in the note agreement, or a change of control occurs with respect to the Company, the holder of the note may put the note to the Company at its accreted value.

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

The Company does not consider these anti-dilution features to be an embedded derivative and therefore subject to variable accounting due to the embedded instrument not meeting the net settlement characteristic as noted in ASC 815-10-15-83(c) and ASC 815-10-15-99.   More specifically, to meet the net settlement characteristics, an embedded instrument must be able to be either (1) net settled under contract terms, (2) net settled through a market mechanism or (3) net settled by delivery of derivative instrument or asset readily convertible to cash.  The Company believes the embedded instrument cannot be net settled via contract terms or a market mechanism and although settlement of the embedded instrument could be made with the delivery of the Company's common stock (i.e. an asset), due to the Company's stock being lightly traded as per ASC 815-10-15-130 and as illustrated at ASC 815-10-55-87, 88 and 89 (Cases B through D), to be considered "readily convertible to cash", the number of shares of stock to be exchanged must be small relative to the stock's daily transaction volume.  Currently, the Company’s daily transaction volume of their common stock is very low.  However, moving forward, as required in ASC 815-10-15-139, the Company will continually evaluate whether or not the common stock is considered to be readily convertible to cash.  In the event the Company's daily trading volume of their common stock were to increase significantly to the point where the shares to be exchanged in connection with the convertible notes would be relatively small in relation to the daily trading volume, the contract would then satisfy the net settlement characteristic and likely may need to be accounted for as a derivative.

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

Future minimum payments on long-term debt at March 31, 2010 are as follows:

Years ending December 31,
2010, remaining	$45,788
2011	204,171
2012	80,000
2013	3,888,298
2014	80,000
$4,298,257

 Note 12. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the quarters ended March 31, 2010 and 2009, respectively:

	2010	2009
Loss:
Net loss from continuing operations attributable to Mach One Corporation	$(857,330)	$(924,385)
Net loss from discontinued operations per common share	(54,079)	(30,146)
Net loss from attributable to Mach One Corporation	$(911,409)	$(954,531)

Number of shares:
Weighted-average shares outstanding	183,057,564	115,094,054
Loss per share:
Net loss from continuing operations attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.01)
Net loss from discontinued operations per common share (basic and diluted)	-	-
Net loss attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.01)

As of March 31, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 39,951,039 shares of common stock issuable under convertible financing arrangements.  As of March 31, 2009, the Company had (i) 10,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 22,705,493 shares of common stock issuable under convertible financing arrangements.   These 41,391,039 and 32,905,493 shares as of March 31, 2010 and 2009, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 13. Related Party Transactions

We lease our office and warehouse facility in Belgium, Wisconsin from Monte B. Tobin, our Chairman, and his wife, (the Tobins) under a five-year net lease. The facility consists of approximately 3,500 square feet of office space and 1,000 square feet of warehouse space, with an option to increase the warehouse space by up to 500 feet. We currently pay a base rent of approximately $4,006 per month. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,861. Interest accrues at 12% per year. The note matures on January 1, 2011. Total rent included in our statements of operations related to this lease was $12,018 and $10,650, for the quarters ended March 31, 2010 and 2009 respectively.

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 188,556,279 shares of its common stock issued and outstanding at March 31, 2010. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

Pursuant to the acquisition of MPS, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share ($500,000 at March 31, 2010 and December 31, 2009, respectively).

Pursuant to the acquisitions of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each Preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share ($120,000 and $1,000,000 at March 31, 2010 and December 31, 2009, respectively). In December 2009, 6,000,000 shares of the Series C Preferred Stock were converted into 6,000,000 shares of common stock. During the quarter ended March 31, 2010, an additional 1,760,000 shares of the Series C Preferred Stock were converted to 1,760,000 shares of common stock.

Stock Issuances

During the quarter ended March 31, 2010, the Company issued:

•	3,608,333 shares of common stock valued at $116,500 (various amounts between $0.03 and $0.06 per share) for cash.
•
700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services. This amount was recorded as other current assets in the consolidated balance sheet and is being amortized ratably over the period of the marketing contract.

•
1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended March 31, 2010.

•	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

Stock Warrants

At March 31, 2010 and December 31, 2009, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

During the quarter ended March 31, 2010, the Company sold 120,000 shares of its common stock held in treasury stock for $10,095 in cash, at an average price of $0.08 per share. The shares had a cost basis of $0.25 per share. Losses on sale of our treasury shares are recorded in additional paid in capital in the equity section of our consolidated balance sheet as of March 31, 2010.

Note 15. Commitments and Contingencies

Operating Leases

Our principal executive office is located at 974 Silver Beach Road, Belgium, Wisconsin 53004. The lease payment of $4,006 per month on 3,500 square feet of offices and manufacturing and expired in March 2010. We also lease office space in St. Paul, MN. The lease payment is $3,600 per month and is paid on a month-to-month basis. We also lease a manufacturing facility in Oakland, Nebraska. The lease payment is $3,000 per month and expires in August 2010. We have not renewed the lease on the facility in Belgium, though we continue to lease on a month-to-month basis at $4,006 per month. Total rent expense under operating leases for the quarters ended March 31, 2010 and 2009, was $33,563 and $24,800, respectively. Our commitment for rent due for the remainder of 2010 under these operating leases is $15,000.

Litigation Matters

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Earn-Out Agreement

In connection with the acquisition of Modular Process Constructors, LLC (MPS) in February 2009, the Company executed an earn-out agreement for the issuance of up to 35% of the Company’s issued and outstanding common stock based on the percentage of MPS net income to total consolidated net income of the Company for the three-year period ending December 31, 2011. Under current accounting guidance, contingent consideration arrangements such as this are to be recorded as a liability or equity at it estimated fair value at the time of the acquisition. As of December 31, 2009 (the end of the measurement period for the acquisition), the Company determined that the contingent consideration has no discernable fair value.

Note 16. Income Taxes

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

Note 17. Subsequent Events

Financing
On April 1, 2010, the Company entered into a note payable of $100,000. Interest at 12.0% is due with the principal on March 31, 2011. The note is unsecured and is convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the note.

Acquisition
On April 14, 2010, the Company completed an acquisition of WhiteHat Holdings, LLC, a Delaware limited liability company (WhiteHat), through the merger of WhiteHat into White Hat Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), pursuant to a Plan and Agreement of Merger entered into by the parties on February 25, 2010 (the Merger Agreement).  The Merger Sub will change its name to WhiteHat Holdings, Inc. and will operate as a wholly owned subsidiary of Mach One.

Pursuant to the terms of the Merger Agreement, as partial consideration (i) $400,000 shall be deposited into a WhiteHat account not later than April 30,2010, to be used by WhiteHat to pay its legal, accounting, marketing and debt expenses and to further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,780 shares of Mach One common stock and distributed to the WhiteHat shareholders pro rata. In addition, $987,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of Mach One common stock.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of Mach One.  In the event that less than $400,000 is deposited into a WhiteHat account by April 30, 2010, Mach One shall issue additional shares of its common stock (Penalty Shares) to the WhiteHat shareholders, pro rata.  In addition, Mach One is obligated to provide additional capital to the WhiteHat subsidiary of not less than $1,600,000 on or before July 4, 2010.  In the event Mach One fails to provide such capital within the required time period, Mach One will issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (Additional Shares).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of Mach One’s issued and outstanding common stock.

As of the date of this report, the Company has deposited all of the $400,000 and the WhiteHat shareholders have agreed to forgo the issuance of any Penalty Shares.

Debt Conversion
On April 16, 2010, $50,000 of the CMS notes, and $3,000 of related accrued interest, were converted to 1,325,000 shares of the Company’s common stock at $0.04 per share. The note converted had an original conversion rate of $0.08 per share. Since the actual conversion rate was lower, the Company will recognize and record a beneficial conversion feature charge in its Statement of Operations of $50,000 during the quarter ending June 30, 2010.

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

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, inventory valuation, the carrying value and any impairment of goodwill and intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 to the accompanying interim consolidated financial statements for a summary of recent accounting developments.

Plan of Operation

Overview

Ceres Organic Harvest Inc. (Ceres), an acquisition that closed Feb. 20, 2009, is now part of the Mach One Organics and Sustainables Group (OSG). The Ceres acquisition included Organic Grain & Milling, Inc. (OGM), it’s wholly-owned subsidiary.  OGM sourced organic grains from Midwestern farms and supplied them to the food and feed industries through its elevator in North Dakota.  On March 31, 2010, Ceres adopted a plan to close the OGM business. As of March 31, 2010, substantially all operational activities of OGM were discontinued. Ceres supplies organic grain and grain-based ingredients to the food and animal feed industries. Ceres is currently launching a new line of oat-based products using a proprietary oat cultivar with substantially higher fiber and beta-glucan content, which was developed in a cooperative breeding program between the North Dakota State University and the United States Department of Agriculture’s (USDA) Agricultural Research Service. Ceres has corporate offices in St. Paul, Minnesota. The integration of organic foods and animal feeds to the Mach One package of global wellness solutions extends Mach One’s reach as well as its ability to expand its success in sustainable bio-solutions. OSG is headquartered in Minneapolis, Minnesota.

Modular Process Constructors, LLC (dba MPS-BioPharm), an acquisition that closed Feb. 19, 2009, is now part of Mach One’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. With the addition of MPS-BioPharm, it enables Mach One to accelerate production of biopharmaceutical, Nutraceutical, and Bridge™ Iggs on a global basis. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

WhiteHat Holdings, LLC (WhiteHat) was acquired on April 14, 2010. In combining with WhiteHat, the Company is creating a new, consumer-driven business unit, the Nutritional Products Division, focused on healthy food and beverages. WhiteHat s committed to promoting the health and wellness of children by providing healthy and nutritious products and related services to support healthy eating habits and regular physical activity, especially during the pre-teen years. WhiteHat produces a variety of great-tasting, fortified juice beverages for kids under the brand Dog On It! TM that are made with all-natural ingredients and loaded with calcium and vitamins A, B, C, D & E – without adding excess sugar or high fructose corn syrup. WhiteHat is headquartered in Atlanta, GA.

Today Mach One and its four Operating Groups—Nutritional Products, Animal Wellness, Organics and Sustainables, and BioPharm Process Systems—offer a broad range of solutions to global health problems, from promoting health and wellness of children, to helping calves develop immunity at birth, to carefully managing organic grain crops, to testing equipment that helps detect compromised food products long before they can cause a problem. Currently, Nutritional Products, Animal Wellness and BioPharm Process Systems generate neither significant revenues nor  have acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

We have not generated significant operating revenues, and as of March 31, 2010 we had incurred a cumulative consolidated net loss from inception of $15,548,033.

For the three-month periods ended March 31, 2010 and 2009, our consolidated net losses were $911,409 and $954,531 respectively. Our current liabilities as of March 31, 2010 exceed current assets by $2,341,856.

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

Results of Operations

 Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Net sales for the quarter ended March 31, 2010 were $371,566 compared to $327,513 for the same period last year. Net sales increased as 2010 includes a full three months of operations of Ceres, while only 2009 includes operations from the February 20, 2009 acquisition date. This is offset by a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition sales at Animal Wellness decreased approximately $32,000.

Cost of goods sold were $353,735 for the quarter ended March 31, 2010 compared to $297,387 for the quarter ended March 31, 2009. Cost of goods sold increased as 2010 includes a full three months of operations of Ceres, while 2009 includes operations from the acquisition date. This is offset by a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition, cost of good sold at Animal Wellness decreased approximately $43,000.

Gross profit for the quarter ended March 31, 2010 was $17,831 compared to gross profit of $30,126 for the same period last year. Gross profit decreased due to economic conditions in the organic food industry and due to the sale of inventory at lower prices to raise working capital.

Operating expenses increased to $757,994 in the quarter ended March 31, 2010 from $719,543 in the same quarter in 2009. Operating expenses increased as 2010 includes a full three months of operations of Ceres, while 2009 includes operations from the acquisition date. The expected increase was partially offset by cost control measures that the Company has taken due to lack of current funding.

Interest expense decreased to $104,323 in the quarter ended March 31, 2010 from $281,856 in the same quarter in 2009. Interest expense decreased as approximately $2.0 million of convertible notes payable outstanding during the quarter ended March 31, 2009 were subsequently converted to common stock or paid off in 2009.

Liquidity and Capital Resources

We had a cash balance of $25,432 as of March 31, 2010 and a cash balance of $61,979 as of December 31, 2009.

The value of our marketable securities on March 31, 2010 decreased to $0 from $4,223 as of market close on December 31, 2009. The decrease is due to the sale of our remaining marketable securities during the quarter ended March 31, 2010.

Accounts receivable as of March 31, 2010 decreased to $179,000 from $251,991 at December 31, 2009 due to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry.

Inventory as of March 31, 2010 decreased to $38,686 from $140,828 at December 31, 2009 due to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry. Additionally, lack of funding has forced the Company to delay inventory purchases for future sales.

Total assets at March 31, 2010 are $2,631,859 compared to $3,263,110 at December 31, 2009. This decrease is attributable to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry. This slowdown has resulted in decrease to accounts receivable and inventory.

As of March 31, 2010, we have current liabilities totaling $3,146,876 compared to $3,179,518 at December 31, 2009.  Changes are due to normal operations and to accrual increases for both interest payable and payroll payable.

Long term debt as of March 31, 2010 is $3,422,180 compared to $3,504,130 at December 31, 2009.

Operating Activities

Net cash used in operations decreased to $227,760 during the quarter ended March 31, 2010 from $1,530,486 during the quarter ended March 31, 2009. The decrease in operating cash flows was primarily due to the slow-down of operating activities due to a lack of current funding, a decrease in net loss and significant changes in working capital levels from the prior year. More specifically, the changes in working capital in the quarter ended March 31, 2010 included decreases in accounts receivable, inventory and other assets and increases in accounts payable and accrued expenses. Accounts receivable decreased due to a decrease in monthly sales at Ceres and MPS. The decrease in inventory is primarily a result of a reduction of inventory levels to generate working capital. The increase in accounts payable and accrued expenses was driven by our current lack of capital.

Investing Activities

Net cash from (used in) investing activities increased to $3,444 during the quarter ended March 31, 2010 from a use of $156,105 during the quarter ended March 31, 2009. In 2009, we had available funds to purchase property and equipment ($179,962), whereas our current lack of funds precluded our ability to invest in any property and equipment.

Financing Activities

Net cash provided by financing activities during the quarter ended March 31, 2010 was $177,518, compared to $1,584,413 during the quarter ended March 31, 2009. The primary reason for the decrease in cash provided by financing activities was our inability to close on current funding needs. More specifically, during the quarter ended March 31, 2009, cash provided by the issuance of debt was approximately $1.9 million, whereas in the same period in 2010, the cash provided by issuance of debt and common stock combined was only approximately $235,000. Partially offsetting this decrease, proceeds from the sale of treasury stock during the quarter ended March 31, 2010 was approximately $10,000 compared to the use of approximately $302,000 in cash to purchase treasury stock during the same period in 2009.

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

As of March 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K for the year ended  December 31, 2009, filed April 16, 2010.

Notwithstanding the material weaknesses that existed as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K for the year ended December 31, 2009, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates during quarter ended March 31, 2010, Mach One issued 3,608,333 shares of common stock valued at $116,500 (various amounts between $0.03 and $0.06 per share) for cash.

On various dates during quarter ended March 31, 2010, Mach One issued 1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services.

On February 4, 2010, Mach One issued 700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services.

On various dates during the quarter ended March 31, 2010, 1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

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

Mach One Corporation

Date: May 24, 2010	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer