Form 10-Q
period 2010-06-30
MACH ONE CORP
filed 2010-08-23
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

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

As of August 16, 2010, 387,575,358 shares of common stock were outstanding.

MACH ONE CORPORATION

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$105,762	$61,979
Accounts receivable, net	61,548	156,682
Accounts receivable pledged as collateral	-	95,309
Marketable securities	-	4,223
Inventory	14,163	140,828
Current assets of discontinued operation	29,314	428,172
Other current assets	415,523	480,956
Total Current Assets	626,310	1,368,149

Property and equipment, net	459,374	555,196
Goodwill	102,184	280,232
Intangible assets, net	1,817,033	1,034,533
Other assets	25,000	25,000
TOTAL ASSETS	$3,029,901	$3,263,110

CURRENT LIABILITIES
Accounts payable	$905,986	$991,540
Accrued compensation	624,180	487,508
Accrued interest	150,938	58,623
Current liabilities of discontinued operation	295,319	615,501
Short-term notes payable and other debt	1,237,172	969,438
Deferred revenue	23,725	23,725
Current portion of long-term debt obligations	162,800	33,183

Total Current Liabilities	3,400,120	3,179,518

Long-term debt, net of current portion	1,761,450	3,504,130

STOCKHOLDERS' DEFICIT
Preferred stock, $.05 par value, 10,500,000 shares authorized, 740,000 and 2,500,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, liquidation
preference of $620,000 and $1,500,000 at June 30, 2010 and December 31, 2009, respectively	37,000	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 360,612,354 and
181,346,946 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	360,611	181,346
Treasury stock	(274,925)	(327,175)
Additional paid-in capital	15,018,421	11,248,980
Accumulated deficit	(17,272,776)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Deficit	(2,131,669)	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,029,901	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Sales, net	$65,179	$570,075	$436,745	$897,588

Cost of goods sold	51,358	461,341	405,093	758,728

Gross profit	13,821	108,734	31,652	138,860

Operating expenses	583,905	1,620,249	1,341,899	2,339,792
Goodwill and intangible asset impairment	853,548	3,438,466	853,548	3,438,466

Loss from continuing operations	(1,423,632)	(4,949,981)	(2,163,795)	(5,639,398)

Other expense:
Realized loss on sale of marketable securities	-	(67,100)	(12,844)	(67,100)
Interest expense	(286,767)	(154,694)	(391,089)	(436,550)
Total other expense	(286,767)	(221,794)	(403,933)	(503,650)

Loss from continuing operations before provision for income taxes	(1,710,399)	(5,171,775)	(2,567,728)	(6,143,048)

Income tax provision	-	-	-	-

Net loss from continuing operations	(1,710,399)	(5,171,775)	(2,567,728)	(6,143,048)

Less: Net loss attributable to non-controlling interest in variable interest entity	-	27,687	-	74,575

Net loss from continuing operations attributable to Mach One Corporation	(1,710,399)	(5,144,088)	(2,567,728)	(6,068,473)

(Loss) income from discontinued operations, net of income tax benefit of $0 and $0, respectively	(14,345)	(14,677)	(68,424)	(44,823)
Net loss attributable to Mach One Corporation	$(1,724,744)	$(5,158,765)	$(2,636,152)	$(6,113,296)

Net loss from continuing operations attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss from attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	322,648,047	128,858,148	253,238,415	122,143,847

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(2,567,728)	$(6,143,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	178,048	3,438,466
Intangible asset impairment	675,500	-
Depreciation and amortization	178,525	140,774
Amortization of deferred financing costs	12,992	200,500
Amortization of debt discount, relating to a beneficial conversion feature	221,505	-
Amortization of prepaid management fees	52,500	15,000
Accretion of interest on long-term debt	92,988	-
Loss on sale of marketable securities	12,844	-
Loss on disposal of equipment	30,045	-
Common stock issued for services	123,633	366,500
(Increase) decrease in operating assets:
Accounts receivable	190,443	(71,065)
Other receivable	-	(170,000)
Inventory	126,665	(285,087)
Other current assets	55,941	(31,780)
Increase in operating liabilities:
Accounts payable and accrued expenses	281,866	593,939
Deferred revenue	-	46,722
Total adjustments	$2,233,495	$4,243,969

Net cash used in operating activities	$(334,233)	$(1,899,078)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	114,120
Acquisitions, net of cash acquired	(103,500)	26,294
Proceeds from the sale of property and equipment	21,252	-
Purchase of property and equipment	-	(262,379)
Net cash used in investing activities	$(78,804)	$(121,965)

Cash flows from financing activities:
Proceeds from short term notes payable	160,000	1,779,023
Payments on short term notes payable	(224,980)	-
Proceeds from long-term debt	400,000	63,246
Payments on long-term debt	(11,835)	(5,973)
Proceeds from the sale of common stock	116,500
Proceeds from the sale of treasury stock	14,530	-
Purchase of treasury stock	-	(302,123)
Net cash provided by financing activities	$454,215	$1,534,173

Cash flows from discontinued operations:
Net cash used in operating activities	(69,643)	65,969
Net cash provided by investing activities	72,248	(30,845)
Net cash provided by financing activities	-	-
Net cash provided by discontinued operations	$2,605	$35,124

Net increase (decrease) in cash	$43,783	$(451,746)

Cash, beginning of period	61,979	635,334

Cash, end of period	$105,762	$183,588
Supplemental cash and non-cash flow information
Unrealized gain (loss) on marketable securities	$(12,065)	$101,534
Cash paid for interest	$9,308	$630
Loss on sale of treasury stock	$(37,720)	$-
Common stock issued for prepaid marketing fees	$56,000	$-
Conversion of preferred stock into common stock	$88,000	$-
Beneficial conversion feature related to debt	$(2,372,180)	$-
Common stock issued for conversion of note payable and accrued interest	$53,000	$-
Accounts payable converted to note payable	$179,874	$-

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

Nature of Operations: Mach One Corporation is a global wellness solutions company with operations in Nutritional Products, Animal Wellness, and BioPharm Process Systems. The Nutritional Products Division is a new, consumer-driven business unit focused on healthy food and beverages.  Through its Animal Wellness Group, the Company focuses on major opportunities for positive, long-term health and longevity benefits for disease-threatened animals in the commercial livestock and poultry industries, especially the beef and dairy sectors. The BioPharm Process Systems Group provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry.

Note 2. Summary of Significant Accounting Policies

Variable Interest Entity:  During the three and six months ended June 30, 2009, the Company was considered the primary beneficiary of Progressive Formulations, Inc. (PFI). PFI is an importer and distributor of soy-based organic food products whose initial capitalization was provided in the form of loans and inventory by the Company. PFI is wholly-owned by a shareholder of the Company. Refer to Note 4. Consolidation of Variable Interest Entity for further information on our previously consolidated VIE.

Inventory:  Inventory consists of finished goods only as of June 30, 2010 and December 31, 2009. The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of June 30, 2010 and December 31, 2009, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

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

Segment Reporting:  The Company operates and manages the business under one reporting segment. Currently, Animal Wellness, BioPharm Process Systems and Nutritional Products have not generated significant revenues or acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

Goodwill:  Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill annually during the quarter ending December 31, and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of the Company. An impairment loss generally would be recognized when the carrying amount of the Company’s net assets exceeds the estimated fair value of the reporting unit. During the quarter ended June 30, 2010, the Company determined that the value of the goodwill related to the acquisition of Ceres Organic Harvest (Ceres) was permanently impaired and, as such, recorded a charge in the statement of operations of $178,048.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $12,065 and $(232,223) of other comprehensive income (loss) for the six months ended June 30, 2010 and 2009, respectively.

Reclassifications: Certain reclassifications have been made to the 2009 financial statement presentation to correspond to the current year’s format. Total 2009 equity and net loss are unchanged due to these reclassifications.

Recent Accounting Developments: In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of Ceres and MPS in February 2009, the Company had primarily been engaged in product development and pre-operational activities.  The Company has accumulated losses totaling $17,222,776 from inception through June 30, 2010, and a net working capital deficit of $2,773,810 as of June 30, 2010.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses in the Company and continue our temporary halt in operations in our Animal Wellness group until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

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

In 2009, the Company determined they were required to consolidate PFI as a VIE in our consolidated statement of operations due to us determining we were the primary beneficiary of PFI. Therefore, for the three and six months ended June 30, 2009, the consolidated statements of operations have been presented on a consolidated basis to include the variable interest in PFI.  More specifically, for the three and six months ended June 30, 2009, PFI amounts included in the consolidated statement of operations of the Company consist of; selling, general and administrative expenses of $27,687 and $74,575, respectively. PFI had no sales during this period. All significant intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2009, PFI reimbursed Ceres for all advances and thus as of this date, PFI was no longer considered a VIE.

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

The following table summarizes results of OGM classified as discontinued operations in the Company’s condensed, consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales, net	$13,983	$1,113,081	$141,207	$1,597,016
Cost of goods sold	11,105	985,854	132,424	1,408,079
Gross profit	2,878	127,227	8,783	188,937
Operating expenses	11,723	141,842	67,734	233,698
Loss from discontinued operations	(8,845)	(14,615)	(58,951)	(44,761)
Other expense	(5,500)	(62)	(9,473)	(62)
Loss from discontinued operations before taxes	(14,345)	(14,677)	(68,424)	(44,823)
Income tax expense (benefit) from discontinued operations	-	-	-	-
Loss from discontinued operations	$(14,345)	$(14,677)	$(68,424)	$(44,823)

The following table summarizes the major classes of assets and liabilities in OGM’s balance sheet as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Cash	$1,259	$17,923
Accounts receivable	22,545	133,803
Inventory	5,510	182,230
Property and equipment, net (planned to be sold within 12 months)	-	94,216
Current assets of discontinued operations	$29,314	$428,172

Accounts payable	$227,604	$518,583
Accrued liabilities	67,715	2,100
Short-term note payable	-	94,818
Current liabilities of discontinued operations	$295,319	$615,501

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

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 11. Long-term debt) as of June 30, 2010.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to June 30, 2010.

Note 7. Acquisition

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

Pursuant to the terms of the Merger Agreement, as partial consideration (i) $400,000 shall be deposited into a WhiteHat account not later than April 30, 2010, to be used by WhiteHat to pay its legal, accounting, marketing and debt expenses and to further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,780 shares of Mach One common stock and distributed to the WhiteHat shareholders pro rata. In addition, $1,175,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of Mach One common stock at approximately $0.08 per share.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of Mach One.  In the event that less than $400,000 is deposited into a WhiteHat account by April 30, 2010, Mach One shall issue additional shares of its common stock (Penalty Shares) to the WhiteHat shareholders, pro rata.  In addition, Mach One is obligated to provide additional capital to the WhiteHat subsidiary of not less than $1,600,000 on or before July 4, 2010.  In the event Mach One fails to provide such capital within the required time period, Mach One will issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (Additional Shares).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of Mach One’s issued and outstanding common stock.

As of the date of this report, the Company has deposited all of the initial $400,000 and is working with the WhiteHat management team to raise the additional funding necessary under the agreement. WhiteHat shareholders have agreed to forgo the issuance of any Penalty Shares and Additional Shares as of the date of this report.

Due to the nature and timing of this transaction, as of June 30, 2010, the Company has made a good-faith estimate as to the value of the consideration paid for WhiteHat and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company intends to finalize these estimates and the purchase price allocation during the quarter ending September 30, 2010.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of June 30, 2010:

Issuance of 154,798,780 shares of common stock with an estimated fair value of $.007 per share	$1,127,113
Cash advances	103,500
Total purchase consideration	$1,230,613

Identifiable intangible assets	$1,500,000
Equipment, software and web site development	92,000
Total assets acquired	1,592,000

Notes payable ($309,300) and related accrued interest ($52,087)	361,387
Total liabilities assumed	361,387
Total purchase consideration	$1,230,613

The acquired intangible assets have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which assets are expected to be consumed.

Note 8. Intangible Assets

Intangible assets, net at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Trademark, formulas and customer relationships (See Note 7)	$1,500,000	$-
Proprietary product license	-	680,000
Supplier relationship	-	80,000
Engineering methodology and customer list	100,000	100,000
Licensed assets (See Note 6)	243,700	243,700
	1,843,700	1,103,700
Less: accumulated amortization	(26,667)	(69,167)
	$1,817,033	$1,034,533

Amortization expense related to intangible assets was $21,000 and $42,000 for the three and six months ended June 30, 2010, respectively, and $21,000 and $80,938 for the three and six months ended June 30, 2009.

We periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. During the quarter ended June 30, 2010, the Company determined that the proprietary product license and supplier relationship assets related to the acquisition of Ceres were permanently impaired. Impairment expense of $675,500 was recorded in relationship to these impairments. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $10,000 remaining in 2010, $66,263 in 2011, $176,710 in 2012, $418,783 in 2013 and $661,043 in 2014.

Note 9.   Composition of Certain Financial Statement Captions

Other current assets at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Prepaid management fee	$52,500	$105,000
Brand trademark held for sale	80,000	80,000
Inventory advance	260,095	260,095
Prepaid expenses and other	22,928	35,861
	$415,523	$480,956

Note 10. Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Machinery & equipment	$602,251	$607,501
Leasehold improvements	-	99,507
Computer equipment	71,248	37,271
Furniture & fixtures	-	3,074
	673,499	747,353
Less: accumulated depreciation	(214,125)	(192,157)
	$459,374	$555,196

Depreciation expense related to property and equipment was $103,521 and $136,525 for the three and six months ended June 30, 2010, respectively, and $31,921 and $59,836 for the three and six months ended June 30, 2009, respectively.

Note 11. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Short-term convertible notes payable	$798,187	$794,646
Transfac Financing Agreement	-	76,345
Short-term loans and lines of credit	438,985	98,447
	$1,237,172	$969,438

Short-term Convertible Notes Payable

Commonwealth One
The Commonwealth One round of financing was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% was due with the principal on various dates through June 2009. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.045 per share at any time during the term of the notes.

During the year ended December 31, 2009, $450,000 of the Commonwealth One notes were converted into 10,000,000 shares of the Company’s common stock.  Subsequent to June 30, 2010, and as of the date of this report, the Company made a $25,000 payment on the remaining outstanding note totaling $100,000. The note holder has verbally extended the remaining balance of this note until further notice.

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes). Proceeds from the agreements totaled $105,000 with interest at 5.0% due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes. The note holder has verbally extended the remaining balance of this note until further notice.

Blake Note
In connection with the acquisition of Pacific Rim Foods on December 31, 2008, the Company acquired a note payable for $100,000 to an unrelated individual (Blake Note). Interest at 10.0% is payable annually. All outstanding interest and principal are due January 13, 2011. The note is unsecured and is convertible into shares of the Company’s common stock at $0.125 per share at any time during the term of the note.

Tiryaki Note
In October 2009, Ceres entered into a loan agreement with a vendor to finance the outstanding trade accounts payable with a vendor (Tiryaki Note). Upon execution of the note, the Company reclassed $439,646 of outstanding trade accounts payable to short term loans payable. Interest at 10% is due with the principal on June 30, 2010. The note is unsecured and is convertible into shares of the Company’s common stock at $0.08 per share at any time during the term. On July 8, 2010, the note holder exercised their right to convert the note, plus accrued interest into 5,900,112 shares of the Company’s common stock.

CMS Notes
 In December 2009, the Company entered into a round of financing with Charles Morgan Securities, Inc. Proceeds from the notes (CMS Notes) were $50,000 as of December 31, 2009. Interest at 12.0% is due with the principal on September 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.08 per share at any time during the term of the notes. The conversion price is subject to certain weighted-average anti-dilution adjustments if the Company were to subsequently issue common stock at a price below the then-applicable conversion price.

During the quarter ended March 31, 2010, additional proceeds from the CMS notes were $100,000. Interest at 12.0% is due with the principal on February 11, 2011. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the CMS notes issued during the quarter ended March 31, 2010 was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $25,000 and $42,708 was recorded for the three and six months ended June 30, 2010, respectively.

During the quarter ended June 30, 2010, $50,000 of the original CMS notes, and $3,000 of related accrued interest, were converted to 1,325,000 shares of the Company’s common stock at $0.04 per share. The note converted had an original conversion rate of $0.08 per share. Since the actual conversion rate was lower, the Company recorded a beneficial conversion feature charge in its statement of operations of $50,000 during the quarter ending June 30, 2010.

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $10,833 was recorded for the quarter ended June 30, 2010.

Except for the CMS notes issued during the quarter ended March 31, 2010, and the 2010 Tranche I notes, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010	December 31, 2009
Commonwealth One	$100,000	$100,000
Plant Notes	105,000	105,000
Blake Note	100,000	100,000
Tiryaki Note	439,646	439,646
CMS Notes, net of debt discount	42,708	50,000
2010 Tranche I Notes, net of debt discount	10,833	-
Total	$798,187	$794,646

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

The Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by Transfac reflects a discount that is generally 0.7% for the first twenty days, plus an aging fee of 0.034% for each day after the first twenty days. The Company continues to be responsible for the servicing and administration of the receivables purchased. Transfac fees are reported in the Company’s consolidated statement of operations as interest expense and were $0  and $6,593 for the three and six months ended June 30, 2010, respectively and $13,843 and $18,806 for the three and six months ended June 30, 2009, respectively.

The Company accounts for the sale of receivables under the Agreement as a secured borrowing with a pledge of the subject receivables as collateral. Accounts receivable pledged as collateral on the accompanying consolidated balance sheets in the amounts of $0 and $95,309 as of June 30, 2010 and December 31, 2009, respectively, represents the gross receivables that have been designated as “sold” and serve as collateral for short-term debt in the amounts of $0 and $76,345 as of June 30, 2010 and December 31, 2009, respectively.

Short Term Loans and Lines of Credit

In September 2009, the Company entered into a loan agreement with Thomsen Group, LLC. The note balance as of June 30, 2010 and December 31, 2009 is $0 and $50,118, respectively. Interest is at 8.0%, principal and interest payments are due upon demand, and the note is unsecured. Thomsen Group, LLC is majority-owned by a director of the Company.

 The Company acquired a bank line of credit with the acquisition of Ceres. The balance is $48,315 and $48,329 as of June 30, 2010 and December 31, 2009, respectively. Interest is at 7.5%, interest payments are due monthly, and principal is due upon demand, and the note is unsecured.

In January 2010, Ceres entered into a loan agreement with a vendor to finance the outstanding trade accounts payable (NDM Note). Upon execution of the note, the Company reclassed $179,874 of outstanding trade accounts payable to short term loans payable. Interest is at 6%. Monthly payments of $2,000 are due each month with the remaining principal and interest due on October 1, 2010. The balance outstanding as of June 30, 2010 is $176,370. The note is secured by the potential proceeds from an unrelated litigation matter in which Ceres is the plaintiff.

In connection with the acquisition of  WhiteHat on April 14, 2010 (see Note 7), the Company acquired notes payable totaling $309,300. The note balances as of June 30, 2010 are $214,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

The Company has recorded accrued interest on short-term notes payable and other debt of $150,938 and $58,623 as of June 30, 2010 and December 31, 2009, respectively.

Note 12. Long-term Debt

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.125 per share at any time, unsecured (total maturity value of $3,808,298)	$1,471,872	$3,137,601

Liability for license agreement (total maturity value of $350,000) (See Note 6)	269,579	255,077

Unsecured note payable, related party (See Note 14)	105,861	105,861

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	25,000	-

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	25,000	-

U.S. Small Business Administration term loan with interest at prime plus 2.75%, 6.0% at June 30, 2010, due June 7, 2011, principal and interest payment of $2,246 due monthly, secured by the assets of Ceres	26,938	38,774
	1,924,250	3,537,313
Less current portion:	(162,800)	(33,183)

Total long-term debt	$1,761,450	$3,504,130

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

The conversion price of the Zero Coupon Convertible Subordinated notes ($0.125 per share) was established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded. The conversion price is subject to weighted-average anti-dilution adjustments in the event we issue common stock at a price below the then-applicable conversion price other than common stock issuances or option grants to the Company's employees, directors or officers.

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

On April 14, 2010, the acquisition of WhiteHat qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $67,934 was recorded for the quarter ended June 30, 2010.

On July 8, 2010, approximately $1.1 million of the Company’s zero-coupon convertible notes payable were converted to 17.5 million shares of the Company’s common stock at $0.06 per share. The notes converted had a revised conversion rate of $0.076 per share. Since the actual conversion rate was lower, the Company recognized and recorded an additional beneficial conversion feature charge in its statement of operations of approximately $280,000 during the quarter ending September 30, 2010.

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $50,000 was recorded for the quarter ended June 30, 2010.

Future minimum payments on long-term debt at June 30, 2010 are as follows:

Years ending December 31,
2010, remaining	$44,400
2011	198,399
2012	480,000
2013	3,888,298
2014	80,000
$4,691,097

 Note 13. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Loss:
Net loss from continuing operations attributable to Mach One Corporation	$(1,710,399)	$(5,144,088)	$(2,567,728)	$(6,068,473)
Net (loss) income from discontinued operations	(14,345)	(14,677)	(68,424)	(44,823)
Net loss attributable to Mach One Corporation	$(1,724,744)	$(5,158,765)	$(2,636,152)	$(6,113,296)

Number of shares:
Weighted-average shares outstanding	322,648,047	128,858,148	253,238,415	122,143,847
Loss per share:
Net loss from continuing operations attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)

As of June 30, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 55,792,905 shares of common stock issuable under convertible financing arrangements.  As of June 30, 2009, the Company had (i) 10,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 58,599,618 shares of common stock issuable under convertible financing arrangements.   These 57,232,905 and 68,799,618 shares as of June 30, 2010 and 2009, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 14. Related Party Transactions

Prior to April 30, 2010, we leased our office and warehouse facility in Belgium, Wisconsin from Monte B. Tobin, our Chairman, and his wife, (the Tobins) under a five-year net lease. The Company no longer rents this facility. The Tobins hold a note receivable from the Company representing unpaid rent and interest from 2005 and 2006 totaling $105,861. Interest accrues at 12% per year. The note matures on January 1, 2011. Total rent included in our statements of operations related to this lease was approximately $4,000 and $16,000 for the three and six months ended June 30, 2010, respectively and $12,000 and $24,000 for the three and six months ended June 30, 2009, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 360,612,354 shares of its common stock issued and outstanding at June 30, 2010. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

Pursuant to the acquisition of Modular Process Constructors, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share ($500,000 at June 30, 2010 and December 31, 2009, respectively).

Pursuant to the acquisition of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each Preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share ($120,000 and $1,000,000 at June 30, 2010 and December 31, 2009, respectively). In December 2009, 6,000,000 shares of the Series C Preferred Stock were converted into 6,000,000 shares of common stock. During the quarter ended March 31, 2010, an additional 1,760,000 shares of the Series C Preferred Stock were converted to 1,760,000 shares of common stock.

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

•
1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

•	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

During the quarter ended June 30, 2010, the Company issued:

•	170,142,530 shares of common stock valued at $1,127,113 (approximately $0.01 per share) for the acquisition of White Hat Brands, LLC.
•	1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).
•
588,575 shares of common stock valued at $23,543 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

Stock Warrants

At June 30, 2010 and December 31, 2009, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

During the quarter ended March 31, 2010, the Company sold 120,000 shares of its common stock held in treasury stock for $10,095 in cash, at an average price of $0.08 per share. The shares had a cost basis of $0.25 per share. During the quarter ended June 30, 2010, the Company sold 89,000 shares of its common stock held in treasury stock for $4,435 in cash, at an average price of $0.05 per share. The shares had a cost basis of $0.25 per share. Losses on sale of our treasury shares are recorded in additional paid in capital in the equity section of our consolidated balance sheet as of June 30, 2010.

Note 16. Commitments and Contingencies

Operating Leases

We lease a manufacturing facility in Oakland, Nebraska. The lease payment is $3,000 per month and expires in August 2010. We also lease office space in Atlanta, Georgia. The lease payment is $5,000 per month and expires in December 2010. Our commitment for rent due for the remainder of 2010 under these operating leases is $36,000. Total rent expense under operating leases for the three and six months ended June 30, 2010 was $23,557 and $57,120, respectively. Total rent expense under operating leases for the three and six months ended June 30, 2009 was $57,829 and $86,467, respectively.

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

Note 17. Income Taxes

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

Note 18. Subsequent Events

Financing
On July 8, 2010, 5,900,112 million shares of the Company’s common stock were issued at $0.08 per share for the conversion of the Tiryaki note payable of $439,646 and $42,363 of related accrued interest.

On July 8, 2010, approximately $1.1 million of the Company’s zero-coupon convertible notes payable were converted to 17.5 million shares of the Company’s common stock at $0.06 per share. The notes converted had a revised conversion rate of $0.076 per share. Since the actual conversion rate was lower, the Company recognized and recorded an additional beneficial conversion feature charge in its statement of operations of approximately $280,000 during the quarter ending September 30, 2010.

Stock Issuances
On July 8, 2010, 100,282 shares of the Company’s common stock were issued at $0.04 per share to satisfy $4,011 of outstanding accounts payable.

On July 8, 2010, 412,000 shares of the Company’s common stock were issued at $0.04 per share for $16,480 of professional services to be provided during the quarter ending September 30, 2010.

On July 9, 2010, 750,000 shares of the Company’s common stock were issued at $0.04 per share as bonus compensation to two employees of the Company.

Other
In July of 2010, the Company discontinued the operations of Ceres. As such, the Company will report the operations of Ceres as discontinued operations in its consolidated financial statements during the quarter ending September 30, 2010.

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

Plan of Operation

Overview

Mach One offers a broad range of solutions to global health problems.  WhiteHat Holdings, LLC (WhiteHat) was acquired on April 14, 2010. In combining with WhiteHat, the Company is creating a new, consumer-driven business unit, the Nutritional Products Division, focused on healthy food and beverages. WhiteHat is committed to promoting the health and wellness of children by providing healthy and nutritious products and related services to support healthy eating habits and regular physical activity, especially during the pre-teen years. WhiteHat has developed and test-marketed (in 2008) a variety of great-tasting, fortified juice beverages for kids under the brand Dog On It! TM that are made with all-natural ingredients and loaded with calcium and vitamins A, B, C, D & E – without adding excess sugar or high fructose corn syrup. The Company is currently reviewing the product line to determine timing; location and the best method to roll out these products. WhiteHat is headquartered in Atlanta, GA.

Ceres Organic Harvest Inc. (Ceres), an acquisition that closed Feb. 20, 2009, is part of the Mach One Organics and Sustainables Group (OSG). The Ceres acquisition included Organic Grain & Milling, Inc. (OGM), it’s wholly-owned subsidiary. OGM sourced organic grains from Midwestern farms and supplied them to the food and feed industries through its elevator in North Dakota. On March 31, 2010, Ceres adopted a plan to close the OGM business. As of March 31, 2010, substantially all operational activities of OGM were discontinued.  In July 2010, the Board of Directors voted to discontinue all operations of Ceres due to the continued slow-down in its market along with the planned focus on the new branded business strategy the Company is pursuing. We have impaired the goodwill and intangible assets related to Ceres in the quarter ending June 30, 2010.

Modular Process Constructors, LLC (dba MPS-BioPharm), an acquisition that closed Feb. 19, 2009, is now part of Mach One’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

Currently, Nutritional Products, Animal Wellness and BioPharm Process Systems have neither generated significant revenues nor acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

We have not generated significant operating revenues, and as of June 30, 2010 we had incurred a cumulative consolidated net loss from inception of $17,272,776.

For the three-month and six month periods ended June 30, 2010, our consolidated net losses were $1,724,744 and $2,636,152, respectively. For the three and six month periods ended June 30, 2009 our consolidated net losses were $5,158,765 and $6,113,296, respectively. Our current liabilities as of June 30, 2010 exceed current assets by $2,773,810.

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

Results of Operations

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Net sales for the quarter ended June 30, 2010 were $65,179 compared to $570,075 for the same period last year. Net sales decreased due to a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition, sales at Animal Wellness decreased approximately $4,000 from $14,000 during the quarter ended June 30, 2009.

Cost of goods sold were $51,358 for the quarter ended June 30, 2010 compared to $461,341 for the quarter ended June 30, 2009. Cost of goods sold decreased due to a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition, cost of good sold at Animal Wellness decreased approximately $1,000 from $11,000 during the quarter ended June 30, 2009.

Gross profit for the quarter ended June 30, 2010 was $13,821 compared to gross profit of $108,734 for the same period last year. Gross profit decreased due to economic conditions in the organic food industry and due to the sale of inventory at lower prices to raise working capital.

Operating expenses decreased to $583,905 in the quarter ended June 30, 2010 from $1,620,249 in the same quarter in 2009. Operating expenses decreased due to cost control measures that the Company has taken due to lack of current funding.

During the quarter ended June 30, 2010, the Company impaired goodwill and intangible assets related to the acquisition of Ceres of $178,048 and $675,500, respectively. During the same period in 2009, the Company impaired goodwill related to the acquisition of Pacific Rim Foods of  $3,438,466.

Interest expense increased to $286,767 in the quarter ended June 30, 2010 from $154,694 in the same quarter in 2009. Interest expense increased as new debt acquired in 2010 includes beneficial conversion features, resulting in higher effective interest rates. In addition, a triggering event occurred related to our zero coupon notes payable, which lowered the conversion rate of the notes. This resulted in a beneficial conversion feature discount, which is being amortized to interest expense over the remaining term of the notes.

Results of Operations

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net sales for the six months ended June 30, 2010 were 436,745 compared to $897,588 for the same period last year. Net sales decreased due to a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition sales at Animal Wellness decreased approximately $35,000 from $59,000 during the six months ended June 30, 2009.

Cost of goods sold were $405,093 for the six months ended June 30, 2010 compared to $758,728 for the period ended June 30, 2009. Cost of goods sold decreased due to a slow down in Ceres operations during 2010 due to economic conditions in the organic food industry and due to a lack of funding for expansion opportunities. In addition, cost of good sold at Animal Wellness decreased approximately $44,000 from $62,000 during the six months ended June 30, 2009.

Gross profit for the six months ended June 30, 2010 was $31,652 compared to gross profit of $138,860 for the same period last year. Gross profit decreased due to economic conditions in the organic food industry and due to the sale of inventory at lower prices to raise working capital.

Operating expenses decreased to $1,341,899 in the six months ended June 30, 2010 from $2,339,792 in the same period in 2009. Operating expenses decreased due to cost control measures that the Company has taken due to lack of current funding.

During the six months ended June 30, 2010, the Company impaired goodwill and intangible assets related to the acquisition of Ceres of $178,048 and $675,500, respectively. During the same period in 2009, the Company impaired goodwill related to the acquisition of Pacific Rim Foods of  $3,438,466.

Interest expense decreased to $391,089 in the period ended June 30, 2010 from $436,550 in the same period in 2009. Interest expense decreased as approximately $2.0 million of convertible notes payable outstanding during the six months ended June 30, 2009 were subsequently converted to common stock or paid off in 2009.

Liquidity and Capital Resources

We had a cash balance of $105,762 as of June 30, 2010 and a cash balance of $61,979 as of December 31, 2009.

The value of our marketable securities on June 30, 2010 decreased to $0 from $4,223 as of market close on December 31, 2009. The decrease is due to the sale of our remaining marketable securities during the period ended June 30, 2010.

Accounts receivable as of June 30, 2010 decreased to $61,548 from $251,991 at December 31, 2009 due to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry.

Inventory as of June 30, 2010 decreased to $14,163 from $140,828 at December 31, 2009 due to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry. Additionally, lack of funding has forced the Company to delay inventory purchases for future sales.

Total assets at June 30, 2010 are $3,029,901 compared to $3,263,110 at December 31, 2009. This decrease is attributable to a slowdown in operations at Ceres due to economic conditions affecting the organic food industry. This slowdown has resulted in decreases to accounts receivable and inventory.

As of June 30, 2010, we have current liabilities totaling $3,400,120 compared to $3,179,518 at December 31, 2009.  Changes are due to normal operations and to accrual increases for both interest payable and payroll payable.

Long term debt as of June 30, 2010 is $1,761,450 compared to $3,504,130 at December 31, 2009. The decrease is due to our recognition of a beneficial conversion feature discount on the Company’s zero coupon notes payable of approximately $1.8 million. This discount is being amortized ratably over the remaining term of the notes.

Operating Activities

Net cash used in operations decreased to $334,233 during the six months ended June 30, 2010 from $1,899,078 during the six months ended June 30, 2009. The decrease in operating cash flows was primarily due to the slow-down of operating activities due to a lack of current funding, a decrease in net loss and significant changes in working capital levels from the prior year. More specifically, the changes in working capital in the quarter ended June 30, 2010 included decreases in accounts receivable, inventory and other assets and increases in accounts payable and accrued expenses. Accounts receivable decreased due to a decrease in monthly sales at Ceres and MPS. The decrease in inventory is primarily a result of a reduction of inventory levels to generate working capital. The increase in accounts payable and accrued expenses was driven by our current lack of capital.

Investing Activities

Net cash from used in investing activities decreased to $78,804 during the six months ended June 30, 2010 from a use of $121,965 during the six months ended June 30, 2009. In 2009, we sold marketable securities for cash ($114,120), whereas we sold the last of our marketable securities for $3,444 in cash in 2010. In 2009, we had available funds to purchase property and equipment ($262,379), whereas our current lack of funds limited our ability to invest in property and equipment. We used $103,500 for the WhiteHat acquisition during the six months ended June 30, 2010.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2010 was $454,215, compared to $1,534,173 during the same period in 2009. The primary reason for the decrease in cash provided by financing activities was our inability to close on current funding needs. More specifically, during the six months June 30, 2009, cash provided by the issuance of debt was approximately $1.8 million, whereas in the same period in 2010, the cash provided by issuance of debt and common stock combined was only approximately $676,000. Partially offsetting this decrease; proceeds from the sale of treasury stock during the six months ended June 30, 2010 was approximately $14,000 compared to the use of approximately $302,000 in cash to purchase treasury stock during the same period in 2009.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain our goals. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. We are actively pursuing all potential financing options as we look to secure additional funds both to stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

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

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K for the year ended  December 31, 2009, filed April 16, 2010.

Notwithstanding the material weaknesses that existed as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K for the year ended December 31, 2009, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates during the quarter ended March 31, 2010, Mach One issued 3,608,333 shares of common stock valued at $116,500 (various amounts between $0.03 and $0.06 per share) for cash.

On various dates during the quarter ended March 31, 2010, Mach One issued 1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services.

On February 4, 2010, Mach One issued 700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services.

On various dates during the quarter ended March 31, 2010, 1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

On April 14, 2010, Mach One issued 170,142,530 shares of common stock valued at $1,127,113 (average of approximately $0.01 per share) to the unit holders and certain liability holders of White Hat, LLC for the acquisition of certain assets of White Hat Brands, LLC.

On April 16, 2010, Mach One issued 1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).

On various dates during the quarter ended June 30, 2010, Mach One issued 588,575 shares of common stock valued at $23,543 ($0.04 per share) for professional services.

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

Mach One Corporation

Date: August 23, 2010	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer