Form 10-Q
period 2010-09-30
CAPSALUS CORP
filed 2010-11-22
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-146744

CAPSALUS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

3675 PACES FERRY ROAD, SUITE 100, ATLANTA, GA 30339
(Address of principal executive offices)

(888) 400-7179
(Issuer's telephone number)

MACH ONE CORPORATION , 974 Silver Beach Road, Belgium, WI 53004
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

As of November 17, 2010, 386,549,473 shares of common stock were outstanding.

CAPSALUS CORP.

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$584,129	$60,254
Accounts receivable, net	1,816	78,000
Marketable securities	-	4,223
Inventory	-	2,215
Current assets of discontinued operations	43,884	768,788
Other current assets	376,109	474,049
Total Current Assets	1,005,938	1,387,529

Property and equipment, net	81,582	8,710
Goodwill	102,184	102,184
Intangible assets, net	1,812,033	327,033
Non-current assets of discontinued operations	-	1,412,654
Other assets	25,000	25,000
TOTAL ASSETS	$3,026,737	$3,263,110

CURRENT LIABILITIES
Accounts payable	$250,370	$191,891
Accrued compensation	157,153	141,880
Accrued interest	126,247	34,516
Current liabilities of discontinued operations	994,565	2,493,840
Short-term notes payable and other debt	1,638,286	405,118
Deferred revenue	23,725	23,725
Current portion of long-term debt obligations	80,000	12,133

Total Current Liabilities	3,270,346	3,303,103

Long-term debt, net of current portion	1,311,698	3,380,545

STOCKHOLDERS' DEFICIT
Preferred stock, $.05 par value, 10,500,000 shares authorized, 740,000 and 2,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, liquidation
preference of $620,000 and $1,500,000 at September 30, 2010 and December 31, 2009, respectively	37,000	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 386,309,473 and
181,346,946 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	386,309	181,346
Treasury stock	(105,000)	(327,175)
Additional paid-in capital	16,764,291	11,248,980
Accumulated deficit	(18,637,907)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Deficit	(1,555,307)	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,026,737	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Sales, net	$-	$79,621	$-	$149,950

Cost of goods sold	-	24,798	-	63,442

Gross profit	-	54,823	-	86,508

Operating expenses	515,652	776,961	1,415,571	2,376,195
Goodwill impairment	-	-	-	3,438,466

Loss from continuing operations	(515,652)	(722,138)	(1,415,571)	(5,728,153)

Other expense:
Realized loss on sale of marketable securities	-	33,438	(12,844)	(33,662)
Gain on sale of assets	13,851	-	-	-
Interest expense	(1,045,956)	(123,399)	(1,395,150)	(532,515)
Total other expense	(1,032,105)	(89,961)	(1,407,994)	(566,177)

Loss from continuing operations before provision for income taxes	(1,547,757)	(812,099)	(2,823,565)	(6,294,330)

Income tax provision	-	-	-	-

Net loss from continuing operations	(1,547,757)	(812,099)	(2,823,565)	(6,294,330)

Income (loss) from discontinued operations, net of income tax benefit of $0 and $0, respectively	182,625	(637,912)	(1,177,718)	(1,268,978)
Net loss	$(1,365,132)	$(1,450,011)	$(4,001,283)	$(7,563,308)

Net loss from continuing operations per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$(0.01)
Net loss per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	383,364,985	163,986,263	297,090,592	136,244,588

The accompanying notes are an integral part of these consolidated financial statements.

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(2,823,565)	$(6,294,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	-	3,438,466
Depreciation and amortization	34,128	4,977
Amortization of deferred financing costs	12,992	200,500
Amortization of debt discount, relating to a beneficial conversion feature	1,192,841	-
Amortization of prepaid management fees	52,500	22,500
Accretion of interest on long-term debt	120,097	-
Loss on sale of marketable securities	12,844	33,662
Common stock issued for services	177,613	521,792
(Increase) decrease in operating assets:
Accounts receivable	76,184	98,833
Inventory	2,215	(42,496)
Other current assets	88,448	(24,531)
Increase in operating liabilities:
Accounts payable and accrued expenses	158,270	527,748
Deferred revenue	-	46,722
Total adjustments	$1,928,132	$4,828,173

Net cash used in operating activities	$(895,433)	$(1,466,157)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	144,576
Acquisitions, net of cash acquired	(103,500)	3,017
Purchase of property and equipment	-	(7,366)
Net cash provided by (used in) investing activities	$(100,056)	$140,227

Cash flows from financing activities:
Proceeds from short term notes payable	1,304,000	1,640,403
Payments on short term notes payable	(258,118)	(31,992)
Proceeds from long-term debt	400,000	-
Payments on long-term debt	(30,000)	(17,948)
Proceeds from the sale of common stock	116,500	-
Proceeds from the sale of treasury stock	48,507	148,909
Purchase of treasury stock	-	(302,123)
Net cash used in financing activities	$1,580,889	$1,437,249

Cash flows from discontinued operations:
Net cash used in operating activities	(92,525)	(363,402)
Net cash provided by investing activities	31,000	(296,613)
Net cash provided by financing activities	-	(20,008)
Net cash used in discontinued operations	$(61,525)	$(680,023)

Net increase (decrease) in cash	$523,875	$(568,704)

Cash, beginning of period	60,254	607,677

Cash, end of period	$584,129	$38,973
Supplemental cash and non-cash flow information
Common stock issued for conversion of short term notes payable and related accrued interest	$1,106,037	$2,274,085
Conversion of preferred stock into common stock	$88,000	$271,000
Unrealized gain (loss) on marketable securities	$(12,065)	$237,271
Cash paid for interest	$9,308	$37,410
Common stock issued for payment of long-term debt	$-	$23,467
Loss on sale of treasury stock	$(173,668)	$13,245
Liability for license agreement	$-	$243,700
Common stock issued for prepaid marketing fees	$56,000	$-
Beneficial conversion feature related to debt	$(2,413,158)	$-
Common stock issued for payment of accounts payable	$41,875	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1.  Basis of Presentation and Nature of Operations

Basis of Presentation: The interim Consolidated Financial Statements of Capsalus Corp. (Capsalus, the Company, we, us or our) are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of full year results. The Consolidated Financial Statements and Notes are presented in accordance with the requirements for Quarterly Reports on Form 10-Q and do not contain certain information included in our annual Consolidated Financial Statements and Notes.

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

Nature of Operations: Capsalus is a global wellness solutions company with operations in Nutritional Products, Animal Wellness and BioPharm Process Systems. Capsalus was originally incorporated under the name Mach One Corporation. On October 20, 2010, the Company changed its name to Capsalus Corp. The assets of the Animal Wellness group were sold on August 6, 2010 (refer to Note 6. Sale of Animal Wellness Group Assets). The Nutritional Products Division is a new, consumer-driven business unit focused on healthy food and beverages. The BioPharm Process Systems Group provides documentation, process modules, process skids, custom tanks and vessels and custom stainless steel fabrication to the biopharmaceutical industry.

Note 2. Summary of Significant Accounting Policies

Inventory:  Inventory consists of finished goods only as of December 31, 2009. The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market. As of December 31, 2009, management has not established an obsolescence reserve for inventory, as we believe that all inventory is usable and that market values of all inventories exceed cost.

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

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collection is reasonably assured and delivery has occurred per the contract terms. For certain contracts in its BioPharm Process Systems Group, the Company recognizes revenue based on the percentage of completion method. Revenue is deferred when customer billings exceed revenue earned.

Segment Reporting:  The Company operates and manages the business under one reporting segment. Currently, Animal Wellness, BioPharm Process Systems and Nutritional Products have not generated significant revenues or acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

Goodwill:  Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill annually during the quarter ending December 31, and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of the Company. An impairment loss generally would be recognized when the carrying amount of the Company’s net assets exceeds the estimated fair value of the reporting unit. During the quarter ended June 30, 2010, the Company determined that the value of the goodwill related to the acquisition of Ceres Organic Harvest (Ceres) was permanently impaired and, as such, recorded a charge in discontinued operations in the Company’s consolidated statement of operations of $178,048.

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

Comprehensive Income (Loss): Comprehensive income (loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. The Company had $12,065 and $(237,271) of other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, until the acquisition of entities that formed the Animal Wellness and BioPharm Process Systems Groups in February 2009, the Company had primarily been engaged in product development and pre-operational activities.  The Company has accumulated losses totaling $18,637,907 from inception through September 30, 2010, and a net working capital deficit of $2,264,408 as of September 30, 2010.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

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

On July 1, 2010, the Company adopted a plan to close the business of Ceres Organic Harvest, Inc. (Ceres). As of July 1, 2010, substantially all operational activities of Ceres were discontinued. As a result, effective in the quarter ended September 30, 2010, the Company classified Ceres as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

On August 6, 2010, the Company entered into an agreement to sell the Animal Wellness group business (refer to Note 6. Sale of Animal Wellness Group Assets). As a result, effective in the quarter ended September 30, 2010, the Company classified the Animal Wellness group as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

The following table summarizes results of OGM, Ceres and the Animal Wellness group classified as discontinued operations in the Company’s condensed, consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales, net	$13,437	$1,500,072	$591,389	$3,924,347
Cost of goods sold	20,189	1,504,425	557,658	3,632,588
Gross profit	(6,752)	(4,353)	33,731	291,759
Operating expenses	50,722	621,414	546,585	1,595,670
Goodwill and intangible asset impairment	-	-	853,548	-
Loss from discontinued operations	(57,474)	(625,767)	(1,366,402)	(1,303,911)
Other income (expense)	253,902	(16,273)	188,684	(43,769)
Income (loss) from discontinued operations before taxes	196,428	(642,040)	(1,177,718)	(1,347,680)
Income tax expense (benefit) from discontinued operations	-	-	-	-
Income (loss) from discontinued operations	196,428	(642,040)	(1,177,718)	(1,347,680)
Net loss attributable to non-controlling interest in variable interest entity	-	4,127	-	78,702
Income (loss) from discontinued operations	$196,428	$(637,913)	$(1,177,718)	$(1,268,978)

The following table summarizes the major classes of assets and liabilities in OGM’s, Ceres’ and the Animal Wellness group’s balance sheets as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Cash		$4,794	$19,648
Accounts receivable		37,853	307,794
Inventory		-	320,843
Other current assets		-	6,907
Property and equipment, net (planned to be sold within 12 months)		1,237	113,596
Current assets of discontinued operations		$43,884	$768,788

Property and equipment, net	$		$527,106
Intangible assets		-	707,500
Goodwill		-	178,048
Non-current assets of discontinued operations		$-	$1,412,654

Accounts payable		$681,550	$1,318,233
Accrued liabilities		73,215	371,835
Notes payable		239,800	803,772
Current liabilities of discontinued operations		$994,565	$2,493,840

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

The agreement calls for minimum royalties totaling $350,000 to be paid as follows:

$30,000	September 11, 2010 (1)
$80,000	September 11, 2011
$80,000	September 11, 2012
$80,000	September 11, 2013
$80,000	September 11, 2014

(1) The Company made this payment by the due date referenced above

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 12. Long-term debt) as of September 30, 2010.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to September 30, 2010.

Note 6. Sale of Animal Wellness Group Assets

On August 6, 2010, the Company entered into an agreement to sell substantially all of the assets, including equipment, license rights, certain receivables and intellectual property, of its former Animal Wellness Group to Hi-TIgG, Inc., a company owned by the Company’s former CEO (Purchaser). In return, the Purchaser assumed certain liabilities of the Company, including, but not limited to, existing and future liabilities related to the former Animal Wellness Group and wages accrued and other liabilities on the Company’s balance sheet related to the Company’s former CEO.

The following table summarizes the net assets and liabilities relating to the Animal Wellness group that were sold to the Purchaser as of September 30, 2010:

2010

Current assets	$52,210
Property, plant and equipment	353,014
Assets	$405,224

Current liabilities	$670,794
Liabilities	$670,794

During the quarter ended September 30, 2010, the Company recorded a gain on the sale of the assets of $265,570 in discontinued operations in the Company’s consolidated statement of operations.

Note 7. Acquisition

On April 14, 2010, the Company completed an acquisition of WhiteHat Holdings, LLC, a Delaware limited liability company (WhiteHat), through the merger of WhiteHat into White Hat Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), pursuant to a Plan and Agreement of Merger entered into by the parties on February 25, 2010 (the Merger Agreement).  The Merger Sub subsequently changed its name to WhiteHat Holdings, Inc. and will operate as a wholly owned subsidiary of Capsalus.

Pursuant to the terms of the Merger Agreement, as partial consideration (i) $400,000 shall be deposited into a WhiteHat account not later than April 30, 2010, to be used by WhiteHat to pay its legal, accounting, marketing and debt expenses and to further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,780 shares of Capsalus common stock and distributed to the WhiteHat shareholders pro rata. In addition, $1,175,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of Capsalus common stock at approximately $0.08 per share.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of Capsalus.  In the event that less than $400,000 was deposited into a WhiteHat account by April 30, 2010, Capsalus is required to issue additional shares of its common stock (Penalty Shares) to the WhiteHat shareholders, pro rata.  In addition, Capsalus was obligated to provide additional capital to the WhiteHat subsidiary of not less than $1,600,000 on or before July 4, 2010.  In the event Capsalus failed to provide such capital within the required time period, Capsalus is required to issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (Additional Shares).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of Capsalus’s issued and outstanding common stock.

As of the date of this report, the Company has deposited all of the initial $400,000 and approximately $600,000 of the additional capital required under the Merger Agreement. The Company is working with the WhiteHat management team to raise the additional funding necessary under the agreement. As of the date of this report, the Company and WhiteHat shareholders have agreed to negotiate any Penalty Shares and Additional Shares to be issued, and plan to settle the amount to be issued before the end of the Company’s current fiscal year ending December 31, 2010.

Due to the nature and timing of this transaction, as of June 30, 2010, the Company had made a good-faith estimate as to the value of the consideration paid for WhiteHat and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company finalized these estimates and the purchase price allocation during the quarter ended September 30, 2010.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of September 30, 2010:

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

The acquired intangible assets, comprised of trademarks, formulas and customer relationships, have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which assets are expected to be consumed.

Note 8. Intangible Assets

Intangible assets, net at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Trademark, formulas and customer relationships (See Note 7)	$1,500,000	$-
Engineering methodology and customer list	100,000	100,000
Licensed assets (See Note 5)	243,700	243,700
	1,843,700	343,700
Less: accumulated amortization	(31,667)	(16,667)
	$1,812,033	$327,033

Amortization expense related to intangible assets was $5,000 and $15,000 for the three and nine months ended September 30, 2010, respectively, and $5,000 and $11,667 for the three and nine months ended September 30, 2009.

Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $5,000 remaining in 2010, $56,559 in 2011, $131,843 in 2012, $294,538 in 2013 and $453,968 in 2014.

Note 9.   Composition of Certain Financial Statement Captions

Other current assets at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Prepaid management fee	$26,250	$105,000
Brand trademark held for sale	80,000	80,000
Inventory advance	260,095	260,095
Prepaid assets and other	9,764	28,984
	$376,109	$474,049

Note 10. Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Machinery & equipment	$40,000	$-
Computer equipment	64,583	17,265
	104,583	17,265
Less: accumulated depreciation	(23,001)	(8,555)
	$81,582	$8,710

Depreciation expense related to property and equipment was $7,600 and $13,933 for the three and nine months ended September 30, 2010, respectively and $4,977 for the three and nine months ended September 30, 2009.

Note 11. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Short-term convertible notes payable	$1,471,986	$355,000
Short-term loans and lines of credit	166,300	50,118
	$1,638,286	$405,118

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

During the year ended December 31, 2009, $450,000 of the Commonwealth One notes were converted into 10,000,000 shares of the Company’s common stock.  During the quarter ended September 30, 2010, the Company paid $50,000 in principal on the remaining outstanding note balance totaling $100,000. The note holder has verbally extended the remaining balance of this note until further notice.

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes) during the quarters ended December 31, 2008 and March 31, 2009. Proceeds from the agreements totaled $105,000 with interest at 5.0% due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes. During the quarter ended September 30, 2010, the Company paid $15,000 in principal on the Plant Notes. The note holder has verbally extended the remaining balance of this note until further notice.

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

During the quarter ended June 30, 2010, $50,000 of the original CMS notes, and $3,000 of related accrued interest, were converted to 1,325,000 shares of the Company’s common stock at $0.04 per share. The note converted had an original conversion rate of $0.08 per share. Since the actual conversion rate was lower, the Company recorded a beneficial conversion feature charge in its consolidated statement of operations of $50,000 during the quarter ending June 30, 2010.

During the quarter ended March 31, 2010, additional proceeds from the CMS notes were $100,000. Interest at 12.0% is due with the principal on February 11, 2011. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the CMS notes issued during the quarter ended March 31, 2010 was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $25,000 and $67,708 was recorded for the three and nine months ended September 30, 2010, respectively.

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured, bear interest at 10%, and are convertible into shares of the Company’s common stock at prices ranging from $0.03 to $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $9,445 and $20,278 was recorded for the three and nine months ended September 30, 2010, respectively.

During the quarter ended September 30, 2010, additional proceeds from the 2010 Tranche I Notes were $1,144,000. The notes are unsecured, bear interest ranging from 10% to 12%, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

Except for the CMS notes issued during the quarter ended March 31, 2010, and the initial $60,000 of 2010 Tranche I notes, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010	December 31, 2009
Commonwealth One	$50,000	$100,000
Plant Notes	90,000	105,000
Blake Note	100,000	100,000
CMS Notes, net of debt discount	67,708	50,000
2010 Tranche I Notes, net of debt discount	1,164,278	-
Total	$1,471,986	$355,000

Short Term Loans and Lines of Credit

In September 2009, the Company entered into a loan agreement with Thomsen Group, LLC. The note balance as of September 30, 2010 and December 31, 2009 is $0 and $50,118, respectively. Interest is at 8.0%, principal and interest payments were due upon demand, and the note was unsecured. Thomsen Group, LLC is majority-owned by a director of the Company.

In connection with the acquisition of WhiteHat on April 14, 2010 (see Note 7), the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of September 30, 2010 is $166,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 12. Long-term Debt

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,069,760	$3,137,602

Liability for license agreement (total maturity value of $350,000) (See Note 5)	246,938	255,077

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	25,000	-

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	50,000	-

	1,391,698	3,392,678
Less current portion:	(80,000)	(12,133)

Total long-term debt	$1,311,698	$3,380,545

Zero Coupon Notes
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

On April 14, 2010, the acquisition of WhiteHat qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $60,070 and $128,035 was recorded for the three and nine months ended September 30, 2010, respectively.

On July 8, 2010, approximately $1.1 million of the Company’s zero-coupon convertible notes payable were converted to 17.5 million shares of the Company’s common stock at $0.06 per share. The notes converted had a revised conversion rate of $0.076 per share. Since the actual conversion rate was lower, the Company recognized and recorded an additional beneficial conversion feature charge in its consolidated statement of operations of approximately $280,000 during the quarter ending September 30, 2010. In addition, the conversion resulted in the recognition of the portion of the previously recorded debt discount that related to the converted notes. This resulted in a charge to interest expense of $571,105 for the three and nine months ended September 30, 2010.

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $25,000 and $75,000 was recorded for the three and nine months ended September 30, 2010, respectively.

Future minimum payments on long-term debt at September 30, 2010 are as follows:

Years ending December 31,
2010, remaining	$-
2011	80,000
2012	480,000
2013	2,625,073
2014	80,000
$3,265,073

Note 13. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Loss:
Net loss from continuing operations	$(1,547,756)	$(812,100)	$(2,823,565)	$(6,294,330)
Net income (loss) from discontinued operations	182,625	(637,912)	(1,177,718)	(1,268,978)
Net loss	$(1,365,131)	$(1,450,012)	$(4,001,283)	$(7,563,308)

Number of shares:
Weighted-average shares outstanding	383,364,985	163,986,263	297,090,592	136,244,588
Loss per share:
Net loss from continuing operations per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$(0.01)
Net loss per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.06)

As of September 30, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 86,284,218 shares of common stock issuable under convertible financing arrangements.  As of September 30, 2009, the Company had (i) 9,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 28,732,231 shares of common stock issuable under convertible financing arrangements.  These 87,724,218 and 37,932,231 shares as of September 30, 2010 and 2009, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 386,309,473 shares of its common stock issued and outstanding at September 30, 2010. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

Pursuant to the acquisition of Modular Process Constructors, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share ($500,000 at September 30, 2010 and December 31, 2009, respectively).

Pursuant to the acquisition of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each Preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share ($120,000 and $1,000,000 at September 30, 2010 and December 31, 2009, respectively). In December 2009, 6,000,000 shares of the Series C Preferred Stock were converted into 6,000,000 shares of common stock. During the quarter ended March 31, 2010, an additional 1,760,000 shares of the Series C Preferred Stock were converted to 1,760,000 shares of common stock. On October 12, 2010, the remaining 240,000 shares of the Series C Preferred Stock were converted to 240,000 shares of common stock.

Stock Issuances

During the quarter ended March 31, 2010, the Company issued:

·	3,608,333 shares of common stock valued at $116,500 (various amounts between $0.03 and $0.06 per share) for cash.
·
700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services. This amount was recorded as other current assets in the consolidated balance sheet and is being amortized ratably over the period of the marketing contract.

·
1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

·	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

During the quarter ended June 30, 2010, the Company issued:

·	170,142,530 shares of common stock valued at $1,127,113 (approximately $0.01 per share) for the acquisition of White Hat Brands, LLC.
·	1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).
·
588,575 shares of common stock valued at $23,543 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

During the quarter ended September 30, 2010, the Company issued:

·	17,550,610 shares of common stock for the conversion of $1,053,037 of Zero Coupon Convertible Subordinated Notes Payable ($0.06 per share).
·	5,900,112 shares of common stock for the conversion of $439,646 of a note payable of discounted operations and $38,263 of related accrued interest ($0.08 per share).
·
599,500 shares of common stock valued at $23,980 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2010.

·	896,867 shares of common stock valued at $41,875 ($0.04 per share) for payment of accounts payable.
·
750,000 shares of common stock valued at $30,000 ($0.04 per share) for employee bonuses. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2010.

Stock Warrants

At September 30, 2010 and December 31, 2009, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

During the quarter ended March 31, 2010, the Company sold 120,000 shares of its common stock held in treasury stock for $10,095 in cash, at an average price of $0.08 per share. The shares had a cost basis of $0.25 per share. During the quarter ended June 30, 2010, the Company sold 89,000 shares of its common stock held in treasury stock for $4,435 in cash, at an average price of $0.05 per share. The shares had a cost basis of $0.25 per share.  During the quarter ended September 30, 2010, the Company sold 679,700 shares of its common stock held in treasury stock for $33,977 in cash, at an average price of $0.05 per share. The shares had a cost basis of $0.25 per share. Losses on sale of our treasury shares are recorded in additional paid in capital in the equity section of our consolidated balance sheet as of September 30, 2010. As of September 30, 2010, the Company held 1,002,835 shares of its common stock in treasury.

Note 15. Commitments and Contingencies

Operating Leases

We currently lease office space in Atlanta, Georgia. The lease payment is $5,000 per month and expires in December 2010. Our commitment for rent due for the remainder of 2010 under this operating lease is $15,000. Total rent expense under operating leases for the three and nine months ended September 30, 2010 was $29,153 and $64,919, respectively. Total rent expense under operating leases for the three and nine months ended September 30, 2009 was $58,143 and $89,911, respectively.

Litigation Matters

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Earn-Out Agreement

In connection with the acquisition of Modular Process Constructors, LLC (MPS) in February 2009, the Company executed an earn-out agreement for the issuance of up to 35% of the Company’s issued and outstanding common stock based on the percentage of MPS net income to total consolidated net income of the Company for the three-year period ending December 31, 2011. Under current accounting guidance, contingent consideration arrangements such as this are to be recorded as a liability or equity at it estimated fair value at the time of the acquisition. As of December 31, 2009 (the end of the measurement period for the acquisition), the Company determined that the contingent consideration had no discernable fair value. As of September 30, 2010, the Company continues to believe the contingent consideration has no discernable fair value.

Note 16. Income Taxes

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be likely based on an assessment of the history of losses and the likelihood of sufficient future taxable income.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2010, we are no longer subject to U.S. federal tax examinations for tax years before 2006.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2010, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 17. Subsequent Events

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of  $400,000 with $100,000 payable upon execution of the Subscription Agreement and $100,000 on or before each of the following dates: November 20, 2010, December 20, 2010 and January 20, 2011. The Company was also granted an option to purchase an additional 100,000 Units for an aggregate consideration of $200,000 with $100,000 payable on or before February 20, 2011 and $100,000 on or before March 20, 2011. Upon completion of the purchase, the Company will own 22% of WISH or 30% if it exercises its option in full.

In connection with the purchase of the WISH Units, the Company granted Non-Qualified Stock Options to the President of WISH, to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $.05 per share. Options to acquire 2,000,000 shares vests immediately with an additional 3,000,000 shares vesting if WISH cumulates gross revenues of $5,000,000 on or before October 20, 2012 and an additional 3,000,000 shares if WISH cumulates $10,000,000 in gross revenues on or before October 20, 2012.  All vested options will expire on October 20, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

Overview

Capsalus offers a broad range of solutions to global health problems.  WhiteHat Holdings, LLC (WhiteHat) was acquired on April 14, 2010. In combining with WhiteHat, the Company is creating a new, consumer-driven business unit, the Nutritional Products Division, focused on healthy food and beverages. WhiteHat is committed to promoting the health and wellness of children by providing healthy and nutritious products and related services to support healthy eating habits and regular physical activity, especially during the pre-teen years. WhiteHat has developed and test-marketed (in 2008) a variety of great-tasting, fortified juice beverages for kids under the brand Dog On It! TM that are made with all-natural ingredients and loaded with calcium and vitamins A, B, C, D & E – without adding excess sugar or high fructose corn syrup. The Company is currently reviewing the product line to determine timing; location and the best method to roll out these products. WhiteHat is headquartered in Atlanta, GA.

Ceres Organic Harvest Inc. (Ceres), an acquisition that closed Feb. 20, 2009, was part of the Capsalus Organics and Sustainables Group (OSG). The Ceres acquisition included Organic Grain & Milling, Inc. (OGM), it’s wholly-owned subsidiary. OGM sourced organic grains from Midwestern farms and supplied them to the food and feed industries through its elevator in North Dakota. On March 31, 2010, Ceres adopted a plan to close the OGM business. As of March 31, 2010, substantially all operational activities of OGM were discontinued.  In July 2010, the Board of Directors voted to discontinue all operations of Ceres due to the continued slow-down in its market along with the planned focus on the new branded business strategy the Company is pursuing. We have impaired the goodwill and intangible assets related to Ceres in the quarter ended June 30, 2010.

Modular Process Constructors, LLC (MPS), an acquisition that closed Feb. 19, 2009, is now part of Capsalus’s BioPharm Process Systems Group and engages in the design and manufacture of constructed systems for the biopharmaceutical industry. It offers process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. The BioPharm Process Systems Group is headquartered in Kenosha, Wisconsin.

Currently, neither Nutritional Products nor BioPharm Process Systems have generated significant revenues nor acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

We have not generated significant operating revenues, and as of September 30, 2010, we had incurred a cumulative consolidated net loss from inception of $18,637,907.

For the three-month and nine month periods ended September 30, 2010, our consolidated net losses were $1,365,131 and $4,001,283, respectively. For the three and nine month periods ended September 30, 2009, our consolidated net losses were $1,450,012 and $7,563,308, respectively. Our current liabilities as of September 30, 2010 exceed current assets by $2,264,408.

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

Results of Operations

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

There were no sales or related cost of goods sold for the quarter ended September 30, 2010 compared to $79,621 and $24,798 of sales and cost of goods sold for the same period last year, respectively. Net sales and cost of goods sold decreased due to a lack of current funding that required a temporary halt in operations at MPS.

Operating expenses decreased to $515,652 in the quarter ended September 30, 2010 from $776,961 in the same quarter in 2009. Operating expenses decreased due to cost control measures that the Company has taken due to lack of current funding.

Interest expense increased to $1,045,956 in the quarter ended September 30, 2010 from $123,399 in the same quarter in 2009. Interest expense increased as new debt acquired in 2010 includes beneficial conversion features, resulting in higher effective interest rates. In addition, a triggering event occurred related to our zero coupon notes payable, which lowered the conversion rate of the notes. This resulted in a beneficial conversion feature discount, which is being amortized to interest expense over the remaining term of the notes. Finally, during the quarter ended September 30, 2010, approximately $1.1 million of our long-term debt was converted to common stock at a price lower than the price that was contracted, resulting in a beneficial conversion feature charge to operations of approximately $280,000.  Total non-cash BCF charges including amortization were $991,086 in the three months ended September 30, 2010.

Income from discontinued operations was $182,625 for the three months ended September 30, 2010 compared to a loss of $637,912 for the same period in 2009. Income for the three months ended September 30, 2010 includes a gain on the sale of assets of the Animal Wellness group of $265,570.

Results of Operations

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

There were no sales or related cost of goods sold for the nine months ended September 30, 2010 compared to $149,950 and $63,442 of sales and cost of goods sold for the same period last year, respectively. Net sales and cost of goods sold decreased due to a lack of current funding that required a temporary halt in operations at MPS.

Operating expenses decreased to $1,415,571 in the nine months ended September 30, 2010 from $2,376,195 in the same period in 2009. Operating expenses decreased due to cost control measures that the Company has taken due to lack of current funding.

During the nine months ended September 30, 2009, the Company impaired goodwill related to the acquisition of Pacific Rim Foods of  $3,438,466.

Interest expense increased to $1,395,150 in the period ended September 30, 2010 from $532,515 in the same period in 2009. Interest expense increased as new debt acquired in 2010 includes beneficial conversion features, resulting in higher effective interest rates. In addition, a triggering event occurred related to our zero coupon notes payable, which lowered the conversion rate of the notes. This resulted in a beneficial conversion feature discount, which is being amortized to interest expense over the remaining term of the notes. Finally, during the quarter ended September 30, 2010, approximately $1.1 million of our long-term debt was converted to common stock at a price lower than the price that was contracted, resulting in a beneficial conversion feature charge to operations of approximately $280,000. Total non-cash BCF charges including amortization were $1,291,077 in the nine months ended September 30, 2010.

Loss from discontinued operations was $1,177,718 for the nine months ended September 30, 2010 compared to a loss of $1,268,978 for the same period in 2009. The loss is slightly lower as operations were discontinued in the current year and because we recognized a gain on the sale of assets of the Animal Wellness group of $265,570 during 2010.

Liquidity and Capital Resources

We had a cash balance of $584,129 as of September 30, 2010 and a cash balance of $60,254 as of December 31, 2009.

The value of our marketable securities on September 30, 2010 decreased to $0 from $4,223 as of market close on December 31, 2009. The decrease is due to the sale of our remaining marketable securities during the period ended September 30, 2010.

Accounts receivable as of September 30, 2010 decreased to $1,816 from $78,000 at December 31, 2009 due to a slowdown in operations at MPS due to economic conditions. Additionally, the sale of Animal Wellness assets included the transfer of certain accounts receivable totaling approximately $50,000 to the purchaser.

Inventory as of September 30, 2010 decreased to $0 from $2,215 at December 31, 2009 due to a slowdown in operations at MPS due to economic conditions. Additionally, lack of funding has forced the Company to delay inventory purchases for future sales.

Total assets at September 30, 2010 are $3,026,737 compared to $3,263,110 at December 31, 2009. This decrease is attributable to a slowdown in all operations due to economic conditions. This slowdown has resulted in decreases to accounts receivable and inventory.

As of September 30, 2010, we have current liabilities totaling $3,270,346 compared to $3,303,103 at December 31, 2009.  The slight decrease is due to new short term notes payable of approximately $1.3 million and notes payable acquired in the acquisition of WhiteHat of approximately $309,000. These increases were offset by payments on notes of approximately $258,000 conversion of notes of $50,000 and by a decrease in current liabilities of discontinued operations of approximately $1.5 million.

Long term debt as of September 30, 2010 is $1,311,698 compared to $3,380,545 at December 31, 2009. The decrease is due to our recognition of a beneficial conversion feature discount on the Company’s zero coupon notes payable of approximately $1.8 million. This discount is being amortized ratably over the remaining term of the notes. In addition, $400,000 of new long term debt agreements were entered into during the period ended September 30, 2010. The new agreements were subject to a beneficial conversion provision. The discounted balance as of September 30, 2010 is $75,000. Finally, approximately $1.1 million in long term debt was converted to common stock of the Company during the period ended September 30, 2010. The discounted balance of the converted debt was approximately $600,000.

Operating Activities

Net cash used in operations decreased to $895,434 during the nine months ended September 30, 2010 from $1,466,157 during the nine months ended September 30, 2009. The decrease in operating cash flows was primarily due to the slow-down of operating activities due to a lack of current funding, a decrease in net loss and significant changes in working capital levels from the prior year. More specifically, the changes in working capital in the period ended September 30, 2010 included decreases in accounts receivable, inventory and other assets and increases in accounts payable and accrued expenses. Accounts receivable decreased due to a decrease in sales at MPS. The decrease in inventory is primarily a result of a reduction of inventory levels to generate working capital. The increase in accounts payable and accrued expenses was driven by our current lack of capital.

Investing Activities

Net cash from used in investing activities decreased to $100,056 during the nine months ended September 30, 2010 from cash provided by investing activities of $140,227 during the nine months ended September 30, 2009. In 2009, we sold marketable securities for cash ($144,576), whereas we sold the last of our marketable securities for $3,444 in cash in 2010. In 2009, we had available funds to purchase property and equipment ($7,366), whereas our current lack of funds limited our ability to invest in property and equipment. We used $103,500 for the WhiteHat acquisition during the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,580,890, compared to $1,437,249 during the same period in 2009. The primary reason for the increase in cash provided by financing activities was cash provided by debt and equity totaling $1,820,500 as compared to cash provided by debt totaling $1,640,403 in the same period during 2009. Additionally, proceeds from the sale of treasury stock during the nine months ended September 30, 2010 was approximately $49,000 compared to the net use of approximately $153,000 in cash to purchase treasury stock during the same period in 2009. Partially offsetting these increases; payments on debt during the nine months ended September 30, 2010 was approximately $288,000 compared to payments on debt of approximately $50,000 during the same period in 2009.

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

As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K for the year ended  December 31, 2009, filed April 16, 2010.

Notwithstanding the material weaknesses that existed as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K for the year ended December 31, 2009, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2010, Capsalus issued 17,550,610 shares of common stock for the conversion of $1,053,037 of Zero Coupon Convertible Subordinated Notes Payable ($0.06 per share).

On July 8, 2010, Capsalus issued 5,900,112 shares of common stock for the conversion of $439,646 of the Tiryaki note payable and $38,263 of related accrued interest ($0.08 per share).

On July 9, 2010, Capsalus issued 750,000 shares of common stock valued at $30,000 ($0.04 per share) for employee bonuses.

On various dates during the quarter ended September 30, 2010, Capsalus issued 599,500 shares of common stock valued at $23,980 ($0.04 per share) for professional services.

On various dates during the quarter ended September 30, 2010, Capsalus issued 896,867 shares of common stock valued at $41,875 ($0.04 per share) for payment of accounts payable.

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

Capsalus Corp.

Date: November 22, 2010	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer