Form 10-K
period 2010-12-31
CAPSALUS CORP
filed 2011-04-15
CIK 949189

       UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-146744

CAPSALUS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2675 Paces Ferry Road
Atlanta, GA 30339
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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates:  $16,001,119 as of the last day of the Company’s most recently completed fiscal year of December 31, 2010  when the reported sale price was $0.05 per share.

Number of shares outstanding of common stock at April 15, 2011:  Common Stock: 408,143,943.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

History

Capsalus Corp. (“Capsalus”), formerly Mach One Corporation, was organized as Underdog, Inc., under the laws of the State of Utah on March 19, 1982.  The Company went through various name changes and business combinations to finally be named Capsalus on October 11, 2010.

On December 31, 2008, Capsalus acquired all of the issued and outstanding capital stock of Pacific Rim in exchange for 28,000,000 shares of Capsalus common stock and an aggregate of $1,500,000 Five Year Zero Coupon Convertible Promissory Notes. Pacific Rim is now a wholly-owned subsidiary of Capsalus.

During the year ended December 31, 2009, Capsalus acquired certain assets of Modular Process Constructors, LLC (MPS), a transaction that closed February 19, 2009 and all of the issued and outstanding stock of Ceres Organic Harvest, Inc. (Ceres), a transaction that closed February 21, 2009.

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

During the year ended December 31, 2010, Capsalus acquired all the issued and outstanding stock of White Hat Holdings, LLC, a transaction that closed April 14, 2010 for 170,142,530 shares of Capsalus common stock, valued at $0.07 per share, which was the market closing price on that date.

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

On August 6, 2010, the Company entered into an agreement to sell the Animal Wellness group business. As a result, effective in the quarter ended September 30, 2010, the Company classified the Animal Wellness group as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of  $400,000 . The Company was also granted an option to purchase an additional 100,000 Units for an aggregate consideration of $200,000. Upon completion of the purchase, the Company will own 22% of WISH or 30% if it exercises its option in full.

On January 26, 2011, the Company acquired all of the issued and outstanding capital stock of Guava Senior Home & Healthcare Services, Inc., a Delaware corporation, and Guava Franchising, Inc. a Delaware corporation (collectively referred to herein as "Guava"), pursuant to a Stock Purchase Agreement by and between the Company and Mary S. Schreiber, PhD. ("Schreiber"), the sole owner of Guava (the "Purchase Agreement"). In accordance with the Purchase Agreement, the Company issued to Schreiber 7,000,000 shares of restricted common stock valued at $0.03 per share. Pursuant to the Agreement, the Company executed an Earn-Out Agreement with Schreiber, providing for Schreiber to acquire, over a period ending December 31, 2013, an additional 5,000,000 shares of common stock for each $5,000,000 of gross revenue achieved by Guava, up to an aggregate of an additional 20,000,000 shares of its common stock over such period of time.

In 2009 and 2010, the Company invested by subscription agreement $90,000 in return for 105,000 units of PanTheryx, Inc. located in Boulder, Colorado. The Company had an additional option to purchase another 105,000 units at the same price but declined to exercise the option prior to expiration.

Business of the Company

Capsalus Corp. partners with and acquires visionary enterprises in the health and wellness space producing progressive, broad-based solutions for better physical, nutritional and emotional health worldwide. Capsalus provides companies in varying stages of development, from consumer products, media and technology to healthcare and biotechnology, with the operating infrastructure, strategic path and financial support to get them to the mass market quickly and efficiently.

As of the date of this filing, our current business platforms are as follows:

Overview

Capsalus specializes in helping visionary companies bring their progressive concepts and ideas for healthier living to the mass market quickly and efficiently. And, because we hold a stake in the venture, whether through acquisition or strategic partnership, we are wholly focused, driven, and committed to success.

We focus on providing greater consumer access to gazelle enterprises with innovative products and services that help individuals achieve greater levels of health, wellness, and/or goodness in their everyday lives. We work in business areas ranging from consumer staples to cutting-edge technologies. The companies we work with are large and small businesses, start-ups and established enterprises, as well as organizations facing growth challenges or significant change. The common link among them, however, is a lack of the internal structure, direction, and/or resources needed to maximize their potential.

White Hat Holdings

Acquired in April 2010, White Hat Holdings is a wholly owned division dedicated to researching and developing branded consumer products in the health and wellness space, including functional food and beverages. The White Hat team, in addition to managing Capsalus’ interests in other businesses, will look to build on the legacy of their award-winning Dog On It! fortified children’s juice beverage brand by commercializing other healthier alternatives for consumers of all ages. White Hat Holdings’ strategic vision is to provides healthy, functional food and beverage alternatives formulated for consumers at varying life stages and need states. From today’s youth seeking healthier choices without compromising their independence, to the Baby Boomer generation open to new ideas addressing critical health issues, White Hat Holdings develops products promoting a healthier and wellness-focused lifestyle.

GUAVA Senior Home & Healthcare Services, Inc., and GUAVA Franchising, Inc

Acquired in January 2011, Guava Home Health Care Services is a wholly owned division that specializes in providing a scalable suite of in-home non-medical and medical staffing and services, including light housekeeping and transportation, nurse and doctor visits, occupational and physical therapy and other clinical services.  Care is not limited to seniors; it is available to clients ranging from pediatric to geriatric including new mothers, persons with disabilities and patients following same-day surgery. GUAVA Care is one of the fastest growing home care franchise opportunities in the United States.

GUAVA Care is unique in various ways. We provide the broadest range of in-home non-medical and medical staffing services to individual clients, corporations and medical institutions.

No previous medical or care giving experience is necessary to buy a healthcare franchise, and the GUAVA opportunity gives you the ready-made framework within which to build a successful business.

Wish Upon A Hero

Wish Upon A Hero (WUAH) is an online community that focuses on the distribution of goodwill and human kindness. WUAH connects people in need (Wishers) with people who can help (Heroes). This is the new model of philanthropy: one-to-one charity without the bureaucracy. No overhead. No middleman. Just human beings at their very best. Wishes can be big or small, elaborate or simple, even life or death. And since 2007, WUAH has helped make more than 76,000 wishes come true.

PanTheryx

PanTheryx is an emerging company dedicated to the development and distribution of advanced healthcare products, including pharmaceuticals, biologics, and medical products for the world’s expanding healthcare market. More importantly, they make these products available at affordable prices. Currently, PanTheryx is developing an orally administered biologic therapeutic for treatment of pediatric diarrhea in India—a critical and life-threatening problem for young children throughout many parts of the world.

Employees

As of the date of this Report, the Company has 7 full time employees.

ITEM 1A.  RISK FACTORS

A description of risk factors is not required for smaller reporting companies.  However, we note that a variety of factors could cause our actual results and future experiences to differ materially from management’s anticipated results or other expectations expressed in this Annual Report. The risks and uncertainties that may affect our operations, performance, development and results include, but are not limited to, the following:

·	whether we will be able obtain additional financing to continue or expand operations and the terms on which we will be able to obtain this financing, if at all;
·	whether our products will perform as expected in commercial applications;
·	our ability to negotiate contracts and purchase orders with distributors and retailers;
·	risks related to inventory costs, shipping and handling and spoilage;
·	our ability to obtain one or more third-party manufacturers for our system components and other products;
·	the cost at which we will be able to have our system components and other products manufactured, if at all, and the time it will take to have our system components and other products manufactured;
·	our ability to obtain all required components for our systems on a timely basis and at the prices we anticipate;
·	whether our systems and products are viewed as providing the benefits we expect;
·	our systems and products performing in the manner we expect in customer applications and without any material modifications;
·	our ability to obtain all necessary governmental approvals for our systems and other products, including all required import-exporter licenses and permits;
·
the pace at which we will utilize our existing working capital and whether our existing working capital will be sufficient for us to continue to develop our systems and products to the extent we anticipate;

·	our ability to protect our intellectual property and obtain and maintain patents and other protections for our intellectual property;

·	the possible impact from competing products or technologies;
·
our ability to hire, train and retain a consistent supply of reliable and effective employees, both domestically and in any countries in which we might be able to install one of our processing systems;

·	the risk of non-payment by, and/or insolvency or bankruptcy of, our customers and others with indebtedness to us;
·	the costs of complying with applicable labor laws and requirements, including, without limitation, with respect to health care
·	economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which we may seek to conduct our business or obtain customers;
·	changes in tax laws or the laws and regulations governing our products and on income generated outside the United States;
·	general economic, business and social conditions in the United States and in foreign countries where we may conduct our business;
·	fluctuation in interest rates, insurance, shipping, energy, fuel and other business utilities in any countries in which we conduct business;
·	the stability of and fluctuations in currencies in which we conduct business;
·	threats or acts of terrorism or war; strikes, work stoppages or slowdowns by labor organizations in any countries in which we conduct business; and
·	natural or man-made disasters that could adversely impact the industries or countries in which we conduct business.

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

Limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry. Our shares average daily trading volume for the last two months is 344,512 per trading day.

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

The market price for our common stock in the past two years has experienced a high degree of volatility both in price and volume. The stock has a two year low of $0.02 which occurred on December 23, 2010 and a two year high of $0.20 occurring on May 7, 2009. Because of this, you may experience the same volatility in the future. You may or may not experience similar volatility in the future.

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

During fiscal 2010, we executed $1,704,000 of promissory notes with 15 individuals. These notes carry an interest rate of 10-12% and are due 12-24 months from date of execution. The notes have a provision for conversion into equity of the company. If all notes are converted at the end of the term, an additional 51,641,667 shares will be issued.

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

In January 2010, the Company increased the number of authorized shares to 510,500,000, which includes 500 million shares of common stock, 1 million shares of Series A preferred stock, 500,000 shares of Series B preferred stock, 8 million shares of Series C preferred stock and 1 million shares of other preferred stock that can be issued by the Board of Directors. Under most circumstances, the Board of Directors has the right to issue these shares. If all of these shares were issued, it would substantially dilute the existing shareholders.

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On December 8, 2010, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC.  The comments from the staff were issued with respect to its review of the Company’s Form 10-K for the year ended December 31, 2009, as amended May 24, 2010 and the Form 10-Q for the quarterly period ended September 30, 2010.  In addition to other comments, the staff’s letter included comments relating to the Company’s accounting for the valuation of the acquisition of WhiteHat Holdings, LLC, on April 14, 2010.  The substance of the staff’s comments is summarized below:

 In its comment letter, the staff requested that the Company provide quantitative and qualitative analyses supporting our use of $0.007 per share as a fair value, which was significantly lower than the closing price of $0.07 per share on April 14, 2010.

The Company responded to all of the staff’s comments in a letter it filed with the SEC dated April 4, 2010. in addition, the Company filed a FORM 8-K under tem 4.02 - Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. Additionally, the Company intends to filed amended quarterly reports for the quarters ended June 30, 2010 and September 30, 2010.

As of the date of the filing of this Form 10-K, the staff continues to review the Company’s responses and, therefore, these comments remain unresolved.

ITEM 2. PROPERTIES

Our principal executive office is located at 2675 Paces Ferry Road in Atlanta, Georgia 30339. The lease payment is $5,000 per month and expires in July 2011.

ITEM 3. LEGAL PROCEEDINGS

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We filed a preliminary and definitive information statement to change the name of the company from Mach One Corporation to Capsalus Corp. and put it to a vote of our security holders during the quarter ended September 30, 2010. A majority of shareholders voted to approve the name change.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol "WELL" on the OTCBB.  The following table sets forth the high and low bid prices for shares of our common stock for 2009, 2010, and the first quarter of 2011, as reported by the Pink Sheets and OTCBB.  Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW

2009	First Quarter	.36	.12
	Second Quarter	.23	.06
	Third Quarter	.17	.07
	Fourth Quarter	.14	.06

2010	First Quarter	.14	.05
	Second Quarter	.09	.03
	Third Quarter	.06	.02
	Fourth Quarter	.05	.02

2011	First Quarter	.05	.02

Common Stock Currently Outstanding

As of April 11, 2011, 291,743,055 of our current outstanding shares consist of restricted common stock. All of these shares remaining are eligible for resale pursuant to Rule 144 of the Securities Act. We have no plans or commitments to register such shares in the future.

Holders

As of the date of this Report, we had 586 stockholders of record of our common stock.

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

Transfer Agent

The transfer agent and registrar for Capsalus Corp. common stock is Stalt, Inc., 671 Oak Grove Avenue Suite C, Menlo Park, CA 94025 Telephone: (650) 321-7111.

Recent Sales of Unregistered Securities

On January 6, 2010, 700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services.

On February 26, 2010, pursuant to an agreement, Capsalus issued 200,000 shares of common stock valued at $16,000 ($0.08 per share) for professional services related to the issuance of short-term convertible notes payable.

On February 26, 2010, pursuant to a subscription agreement, Capsalus issued 275,000 shares of common stock for $16,501 in cash.

On March 17, 2010, Capsalus issued 3,333,333 shares of common stock for $100,000 in cash.

On March 17, 2010, Capsalus issued 881,000 shares of common stock valued at $79,290 ($0.09 per share) for professional services.

On March 24, 2010, Capsalus issued 60,000 shares of common stock valued at $4,800 ($0.08 per share) for professional services.

During the first quarter of 2010, 1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

On April 16, 2010, Capsalus issued 1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).

On April 20, 2010, Capsalus issued 170,142,530 shares of common stock valued at $11,909,977 ($0.07 per share) for the acquisition of White Hat Holdings, LLC.

On April 22, 2010, the Company issued 588,575  shares of common stock valued at $23,543 ( $0.04 per share) for professional services in connection with the placement of short-term convertible notes.

On May 5, 2010, the Company issued 300,000 shares of common stock valued at $12,000 under agreement for professional services ($0.04 per share).

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

 On December 27, 2010, the Company issued 1,500,000 shares of common stock for the conversion of $30,000 of accrued interest related to a note payable of discontinued operations ($0.02 per share).

On December 29, 2010, the Company issued 375,000 shares of common stock valued at $15,000 ($0.04 per share) for professional services.

On December 29, 2010, the Company issued 195,915 shares of common stock valued at $7,835 ($0.04 per share) in satisfaction of an account payable related to certain discontinued operations.

On December 31, 2010,  under terms of a cancellation agreement, Capsalus cancelled  500,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) originally given in February 2009 to the Thomsen Group, LLC (“Thomsen”) for the purchase of all of the assets of Modular Process Contractors, LLC (“MPC”). Each share of Series B Preferred Stock was convertible into two shares of Capsalus common stock. No consideration was provided for this cancellation.

During the quarter ending December 31, 2010, a total of 240,000 shares of Series C Preferred Stock were converted into 240,000 shares of common stock of the Company.

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

In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate. Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Capsalus Corp. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

General Overview

Overview

Discontinued Operations

In 2006, Capsalus acquired VDx, a biotech company that specialized in immune/gamma globulin solutions (Iggs) for the equine and bovine markets. This organization operated as the Animal Wellness Group (AWG) and was focused on creating targeted products that deliver positive impact on animal wellness.  On August 6, 2010, the Company entered into an agreement to sell substantially all of the assets, including equipment, license rights, certain receivables and intellectual property, of its former Animal Wellness Group to Hi-TIgG, Inc., a company owned by the Company’s former CEO (Purchaser). In return, the Purchaser assumed certain liabilities of the Company, including, but not limited to, existing and future liabilities related to the former Animal Wellness Group and wages accrued and other liabilities on the Company’s balance sheet related to the Company’s former CEO.

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

Modular Process Constructors, LLC (dba MPS-BioPharm)— an acquisition transaction that closed Feb. 19, 2009— was   part of Capsalus’ BioPharm Process Systems Group and engaged in the design and manufacture of constructed systems for the biopharmaceutical industry. It offered process modules and skids, custom tanks and vessels, and sanitary stainless steel flow equipment, along with professional project management, design qualifications, detail design, component procurement, schedule metrics and reporting. As of September 30, 2010, substantially all operational activities of MPS were discontinued.  In October 2010, the Board of Directors voted to discontinue all operations of MPS due to the continued slow-down in its market along with the planned focus on the new branded business strategy the Company is pursuing. On December 31, 2010,  under terms of a cancellation agreement, Capsalus cancelled  the 500,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) originally given in February 2009 to the Thomsen Group, LLC (“Thomsen”) for the purchase of all of the assets of Modular Process Contractors, LLC (“MPC”). Each share of Series B Preferred Stock was convertible into two shares of Capsalus common stock.

Continuing Operations

Acquired in April 2010, White Hat Holdings is a wholly owned division dedicated to researching and developing branded consumer products in the health and wellness space, including functional food and beverages. The White Hat team, in addition to managing Capsalus’ interests in other businesses, will look to build on the legacy of their award-winning Dog On It! fortified children’s juice beverage brand by commercializing other healthier alternatives for consumers of all ages. White Hat Holdings provides healthy, functional food and beverage alternatives formulated for consumers at varying life stages and need states. From today’s youth seeking healthier choices without compromising their independence, to the Baby Boomer generation open to new ideas addressing critical health issues, White Hat Holdings develops products promoting a healthier and wellness-focused lifestyle.

Acquired in January 2011, Guava Home Health Care Services is a wholly owned division that specializes in providing a scalable suite of in-home non-medical and medical staffing and services, including light housekeeping and transportation, nurse and doctor visits, occupational and physical therapy and other clinical services.  Care is not limited to seniors; it is available to clients ranging from pediatric to geriatric including new mothers, persons with disabilities and patients following same-day surgery. GUAVA Care is one of the fastest growing home care franchise opportunities in the United States.

GUAVA Care is unique in various ways. We provide the broadest range of in-home non-medical and medical staffing services to individual clients, corporations and medical institutions.

No previous medical or care giving experience is necessary to buy a healthcare franchise, and the GUAVA opportunity gives you the ready-made framework within which to build a successful business.

Wish Upon A Hero (WUAH) is an online community that focuses  on the distribution of goodwill and human kindness. WUAH connects people in need (Wishers) with people who can help (Heroes). This is the new model of philanthropy: one-to-one charity without the bureaucracy. No overhead. No middleman. Just human beings at their very best. Wishes can be big or small, elaborate or simple, even life or death. And since 2007, WUAH has helped make more than 76,000 wishes come true.

PanTheryx is an emerging company dedicated to the development and distribution of advanced healthcare products, including pharmaceuticals, biologics, and medical products for the world’s expanding healthcare market. More importantly, they make these products available at affordable prices. Currently, PanTheryx is developing an orally administered biologic therapeutic for treatment of pediatric diarrhea in India—a critical and life-threatening problem for young children throughout many parts of the the world.

We have not generated any operating revenues from our continuing operations, and as of December 31, 2010, we had incurred a cumulative consolidated net loss from inception of $30,664,134.

For the years ended December 31, 2010 and 2009, our consolidated net losses were $16,027,510 and $10,891,864 respectively. Our current liabilities exceed current assets by $5,565,181.

Although we completed various convertible debt financing throughout 2010, we require significant additional funding in order to achieve our business plan. We believe that our current cash position will be able to sustain our proposed operations for 3-6 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding. We will attempt to raise these funds by means of one or more public or private offerings of debt or equity securities or both. We do not believe that the required funds could be generated from the increased cash flows of our divisions as they become fully integrated.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating expenses and impairment from continuing operations increased to $13,103,764 in the year ended December 31, 2010 from $5,827,414 in the same period in 2009. As of April 14, 2010, the Company expected to pursue the production, marketing and sale of White Hat’s ready-to-drink juices. During the quarter ended December 31, 2010, the Company determined that, due to shelf life limitations, narrower than expected margins and high costs to enter these markets, the pursuit of this product line was not feasible. Instead, White Hat is focusing on marketing and selling powdered versions of its original formulas. As such, during the quarter ended December 31, 2010, the Company determined the goodwill initially recorded of $13,141,276 was partially impaired.  The calculated impairment of $11,126,524 was charged to operating expenses in the Company’s consolidated statement of operations. General operating expenses were $1.922,074 for the year ended December 31, 2010 compared to $2,486,897 for the comparable period in 2009, a decrease of $564,823. The decrease was primarily due to lack of cash.

Interest expense for the year ended December 31, 2010 was $1,636,333 compared to $572,875 for the same period last year. Interest expense increased mainly due to the recording of beneficial conversion features on existing , and new debt, and to the issuance of short term notes payable during the two quarters ended December 31, 2010.

Loss on sale of marketable securities for the year ended December 31, 2010 was $12,843 compared to $223,087 for the same period last year. The loss on sale of marketable securities is attributable to the sale of marketable securities acquired with the acquisition of PRF in 2008. We have liquidated all marketable securities as of December 31, 2010.

Liquidity and Capital Resources

We had a cash balance of $36,662 as of December 31, 2010 and a cash balance of $60,144 as of December 31, 2009.

The value of our marketable securities on December 31, 2010 decreased to $0 from $4,223 as of market close on December 31, 2009. The decrease is due to the final disposition of remaining marketable securities acquired in 2008.

Total assets at December 31, 2010 are $4,528,746 compared to $3,263,110 at December 31, 2009. This increase is attributable to the acquisition of WhiteHat Holdings, LLC ($14.4 million) offset by impairment to goodwill ($11 million) related to the acquisition. In addition, the Company invested an aggregate of $0.5 million in both WISH and PanTheryx. This net increase is offset by a decrease in assets related to discontinued operations ($2.4 million).

As of December 31, 2010, we have current liabilities totaling $5,721,890 compared to $3,303,102 at December 31, 2009. The increase is due to the recording of a contingent consideration liability attributable to the WhiteHat acquisition of $2.4 million, an increase in short-term notes payable of approximately $1.3 million, an increase in accounts payable and accruals of approximately $0.3 million and the recording of a subscription payable to Wish Upon a Hero, LLC of $0.2 million. These increases are offset by a decrease in the liabilities related to discontinued operations of approximately $1.9 million.

Long term debt as of December 31, 2010 is $1,452,690 compared to $3,380,546 at December 31, 2009. This decrease is due to the conversion of approximately $1.1 million of the Company’s zero-coupon convertible notes in July of 2010 and to the recording of a beneficial conversion feature discount for a conversion proce adjustment on existing notes ($0.9 million).

Operating Activities

Net cash used in operations increased to $1,029,729 for the year ended December 31, 2010 from $765,726 for the year ended December 31, 2009. The decrease in operating cash flows was primarily due to the increased net loss from operations of the Company.

Investing Activities

Net cash used in investing activities increased to $365,056 for the year ended December 31, 2010 compared to $214,815 of cash being provided by investing activities for the year ended December 31, 2009. The increase in cash used was due to a decrease in cash provided by the sale of marketable securities as well as increased investment and cash acquisitions.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2010 was 1,558,757, compared to $1,235,506 during the year ended December 31, 2009. This increase is due to the Company being able to obtain more cash from borrowings under short-term and long-term debt ($0.1 million) and from sales of its common stock ($0.1 million). In addition, the Company’s transactions related to treasury stock provided an increase in cash from financing activities by approximately $0.3 million. These increases were offset by an increase in cash repayments of debt of approximately $0.2 million.

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

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. As of April 15, 2011, we have approximately $300,000 in cash and anticipate that this amount is sufficient for the next 30-60 days. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses until such funding is obtained. We are currently attempting to raise these funds by means of one or more public or private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

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

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments and collaborative arrangements. Additional capital will be required in order to attain our goals. We cannot assure you that funds from our future operations or funds provided by our current financing activities will meet the requirements of our operations, and in that event, we will continue to seek additional sources of financing to maintain liquidity. We are actively pursuing all potential financing options as we look to secure additional funds to both stabilize and to grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. We cannot assure you that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of this financing will be favorable to us or our stockholders.

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

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2010 and 2009 because realization of those assets is not reasonably assured.

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

           Computer Equipment                                           3 years

Intangible Assets: Identified intangible assets (excluding goodwill), consisting primarily of developed formulations, customer relationships, licensed assets and trademarks, are being amortized using a method that reflects the pattern in which the related assets are expected to be consumed.

Investments: Investments in businesses that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method.

Impairment of Long-Lived and Amortizable Intangible Assets:  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, property and equipment, investments and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived and amortizable intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value, after impairing certain assets in 2010, is recoverable in future periods.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Capsalus Corp.
Atlanta, GA

We have audited the accompanying consolidated balance sheets of Capsalus Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capsalus Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
April 15, 2011

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$36,662	$60,144
Marketable securities	-	4,223
Current assets of discontinued operations	65,983	851,328
Other current assets	54,064	471,834
Total Current Assets	156,709	1,387,529

Property and equipment, net	23,585	8,710
Goodwill	2,014,752	-
Intangible assets, net	1,743,700	243,700
Non-current assets of discontinued operations	-	1,598,171
Investments	590,000	25,000
TOTAL ASSETS	$4,528,746	$3,263,110

CURRENT LIABILITIES
Accounts payable	$287,663	$141,182
Accrued compensation	186,888	141,880
Accrued interest	180,697	34,516
Preferred unit subscription payable	200,000	-
Contingent consideration liability	2,358,411	-
Current liabilities of discontinued operations	776,245	2,618,391
Short-term notes payable and other debt	1,651,986	355,000
Current portion of long-term debt obligations	80,000	12,133

Total Current Liabilities	5,721,890	3,303,102

Long-term debt obligations, net of current portion	1,452,690	3,380,546

STOCKHOLDERS' DEFICIT
Preferred stock, $.05 par value, 10,500,000 shares authorized, 0 and 2,500,000 shares issued and outstanding at December 31, 2010 and 2009, respectively, liquidation
preference of $0 and $1,500,000 at December 31, 2010 and 2009, respectively	-	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 388,620,388 and
181,346,946 shares issued and outstanding at December 31, 2010 and 2009, respectively	388,620	181,346
Treasury stock	(105,000)	(327,175)
Additional paid-in capital	27,734,680	11,248,980
Accumulated deficit	(30,664,134)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Deficit	(2,645,834)	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,528,746	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009

Sales, net	$-	$-

Operating expenses	1,922,074	2,486,897
Property and equipment impairment	55,166	-
Goodwill and intangible asset impairmemt	11,126,524	3,340,517

Loss from continuing operations	(13,103,764)	(5,827,414)

Other expense:
Realized loss on sale of marketable securities	(12,843)	(223,087)
Interest expense	(1,651,333)	(572,875)
Total other expense	(1,664,176)	(795,962)

Loss from continuing operations before provision for income taxes	(14,767,940)	(6,623,376)

Income tax provision	-	-

Net loss from continuing operations	(14,767,940)	(6,623,376)

Loss from discontinued operations, net of income tax benefit of $0 and $0, respectively	(1,259,570)	(4,268,488)
Net loss	$(16,027,510)	$(10,891,864)

Net loss from continuing operations per common share (basic and diluted)	$(0.05)	$(0.04)
Net loss from discontinued operations per common share (basic and diluted)	$-	$(0.03)
Net loss per common share (basic and diluted)	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	319,650,801	145,623,939

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	OCI	Deficit	Total
Balance December 31, 2008	5,420,000	$271,000	111,094,054	$111,093	$(143,456)	$5,314,699	$-	$(3,744,760)	$1,808,576

Shares issued for acquisitions	8,500,000	425,000	8,000,000	8,000	-	2,217,000	-	-	2,650,000
Conversion of short term notes and accrued interest	-	-	34,513,241	34,514	-	2,219,429	-	-	2,253,943
Conversion of long-term debt	-	-	2,511,034	2,511	-	41,498	-	-	44,009
Conversion of preferred stock into common	(11,420,000)	(571,000)	13,500,000	13,500	-	557,500	-	-	-
Shares issued for services	-	-	7,330,125	7,330	-	610,449	-	-	617,779
Shares issued for deferred financing costs	-	-	2,673,333	2,673	-	197,827	-	-	200,500
Shares issued for product	-	-	725,000	725	-	57,275	-	-	58,000
Shares issued for compensation	-	-	1,000,159	1,000	-	88,850	-	-	89,850
Treasury stock purchases	-	-	-	-	(407,123)	-	-	-	(407,123)
Treasury stock sales	-	-	-	-	223,404	(55,547)	-	-	167,857
Unrealized loss on investments	-	-	-	-	-	-	(12,065)	-	(12,065)
Net loss	-	-	-	-	-	-	-	(10,891,864)	(10,891,864)
Balance December 31, 2009	2,500,000	$125,000	181,346,946	$181,346	$(327,175)	$11,248,980	$(12,065)	$(14,636,624)	$(3,420,538)

Conversion of preferred stock into common	(2,000,000)	(100,000)	2,000,000	2,000	-	98,000	-	-	-
Cancellation of preferred stock	(500,000)	(25,000)	-	-	-	25,000	-	-	-
Shares issued for acquisition of WhiteHat	-	-	170,142,530	170,143	-	11,739,834	-	-	11,909,977
Conversion of long term debt	-	-	17,550,610	17,551	-	1,035,486	-	-	1,053,037
Conversion of short term debt	-	-	8,725,112	8,725	-	552,184	-	-	560,909
Issuance of stock to satisfy accounts payable	-	-	1,092,782	1,093	-	48,617	-	-	49,710
Shares issued for services	-	-	3,404,075	3,404	-	215,209	-	-	218,613
Shares issued for compensation	-	-	750,000	750	-	29,250	-	-	30,000
Shares issued for cash	-	-	3,608,333	3,608	-	112,893	-	-	116,501
Beneficial conversion feature	-	-	-	-	-	2,702,895	-	-	2,702,895
Treasury stock sales	-	-	-	-	222,175	(173,668)	-	-	48,507
Stock option issuances	-	-	-	-	-	100,000	-	-	100,000
Unrealized loss on investments	-	-	-	-	-	-	12,065	-	12,065
Net loss	-	-	-	-	-	-	-	(16,027,510)	(16,027,510)
Balance December 31, 2010	-	$-	388,620,388	$388,620	$(105,000)	$27,734,680	$-	$(30,664,134)	$(2,645,834)

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(14,767,940)	$(6,623,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	11,126,524	3,438,466
Property and equipment impairment	55,166	-
Depreciation and amortization	21,959	3,573
Amortization of deferred financing costs	29,656	200,500
Amortization of debt discount, relating to a beneficial conversion feature	1,380,028	-
Amortization of prepaid management fees	105,000	105,000
Accretion of interest on long-term debt	159,851	169,581
Loss on sale of marketable securities	12,844	223,087
Common stock issued for services	177,613	765,629
(Increase) decrease in operating assets:
Accounts receivable	-	127,113
Inventory	-	189,636
Other current assets	339,114	243,265
Increase in operating liabilities:
Accounts payable and accrued expenses	330,456	391,801

Total adjustments	$13,738,212	$5,857,651

Net cash used in operating activities	$(1,029,729)	$(765,726)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	244,525
Acquisitions, net of cash acquired	(103,500)	-
Investments	(265,000)	(25,000)
Purchase of property and equipment, net	-	(4,710)
Net cash (used in) provided by investing activities	$(365,056)	$214,815

Cash flows from financing activities:
Proceeds from short term notes payable	1,304,000	1,611,521
Payments on short term notes payable	(280,250)	(101,748)
Proceeds from long-term debt	400,000	-
Payments on long-term debt	(30,000)	(35,001)
Proceeds from the sale of common stock	116,500	-
Proceeds from the sale of treasury stock	48,507	167,857
Purchase of treasury stock	-	(407,123)
Net cash provided by financing activities	$1,558,757	$1,235,506

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	69,376	(1,054,430)
Net cash provided by (used in) investing activities	90,407	(262,342)
Net cash (used in) provided by financing activities	(347,236)	76,743
Net cash used in discontinued operations	$(187,453)	$(1,240,029)

Net (decrease) in cash	$(23,482)	$(555,433)

Cash, beginning of period	60,144	615,577

Cash, end of period	$36,662	$60,144
Supplemental cash and non-cash flow information
Common stock issued for conversion of long term debt	$1,053,037	$-
Preferred stock subscription payable	$200,000	$-
Common stock issued for prepaid marketing fees	$56,000	$-
Beneficial conversion feature related to short-term and long-term debt	$(2,372,182)	$-
Issuance of stock options for Investments	$100,000	$-
Return of preferred stock for no cost	$25,000	$-
Common stock issued to pay accounts payable	$41,875	$-
Common stock issued for conversion of short term notes payable
and related accrued interest	$560,909	$2,253,943
Conversion of preferred stock into common stock	$100,000	$571,000
Unrealized gain (loss) on marketable securities	$(12,065)	$12,065
Cash paid for interest	$14,175	$57,889
Loss on sale of treasury stock	$(173,668)	$(55,547)
Common stock issued for payment of long-term debt	$-	$44,009
Liability for license agreement	$-	$243,700
Common stock issued for debt issue costs	$-	$200,500

The accompanying notes are an integral part of these consolidated financial statements

Note 1.  Nature of Operations

Capsalus is a global wellness solutions company with operations in Nutritional Products. Capsalus was originally incorporated under the name Mach One Corporation. On October 20, 2010, the Company changed its name to Capsalus Corp. During the fiscal year ended December 31, 2010, Capsalus discontinued the operations of its Organics & Sustainables, Animal Wellness and BioPharm Process Systems groups. The Nutritional Products Division is a consumer-driven business unit focused on healthy food and beverages.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as of the dates of their acquisitions.  The wholly-owned subsidiaries include White Hat Holdings, Inc., Ceres Organic Harvest, Inc. (Ceres), Pacific Rim Foods, Ltd. (Pacific Rim), and Modular Process Constructors, LLC (MPS). All inter-company transactions and balances have been eliminated in the consolidation.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents. The Company maintains cash balances at four financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to varying amounts. At times, the cash balances in these accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment:  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets:

Computer Equipment	3 years

Intangible Assets: Identified intangible assets (excluding goodwill), consisting primarily of developed formulations, customer relationships, licensed assets and trademarks, are being amortized using a method that reflects the pattern in which the related assets are expected to be consumed.

Impairment of Long-Lived and Amortizable Intangible Assets:  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, property and equipment, investments and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived and amortizable intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value, after impairing certain assets in 2010, is recoverable in future periods.

Segment Reporting:  The Company operates and manages the business under one reporting segment.

Investments: Investments in businesses that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method.

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

Comprehensive Income (Loss): Comprehensive Income (Loss) includes net loss and items defined as other comprehensive income. Items defined as other comprehensive income include unrealized gains (losses) on marketable securities. There were no other comprehensive income (loss) items for the year ended December 31, 2010. The Company had $(12,065) of other comprehensive income (loss) for the year ended December 31, 2009.

Reclassifications: Certain reclassifications have been made to the 2009 financial statement presentation to correspond to the current year’s format. Total 2009 equity and net loss are unchanged due to these reclassifications.

Recent Accounting Developments: In December 2010, the FASB issued authoritative guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts that will become effective for Capsalus beginning on January 1, 2011. Early adoption is not permitted. Under the new guidance, reporting units with zero or negative carrying amounts will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in the FASB guidance document, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated losses totaling $30,664,134 from inception through December 31, 2010, and a net working capital deficit of $5,565,181 as of December 31, 2010.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4. Discontinued Operations

On March 31, 2010, Ceres adopted a plan to close the business of Organic Grain and Milling, Inc. (OGM). As of March 31, 2010, substantially all operational activities of OGM were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified OGM as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

On July 1, 2010, the Company adopted a plan to close the business of Ceres. As of July 1, 2010, substantially all operational activities of Ceres were discontinued. As a result, effective in the quarter ended September 30, 2010, the Company classified Ceres as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

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

On December 31, 2010, the Company adopted a plan to close the business of Modular Process Systems, LLC (MPS). As of December 31, 2010, substantially all operational activities of MPS were discontinued. As a result, effective in the quarter ended December 31, 2010, the Company classified MPS as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

The following table summarizes results of OGM, Ceres, MPS and the Animal Wellness group classified as discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Years ended
	December 31, 2010	December 31, 2009
Sales, net	$846,441	$4,897,438
Cost of goods sold	557,658	4,807,510
Gross profit	288,783	89,928
Operating expenses	779,137	2,358,158
Goodwill, property and equipment and intangible asset impairment	1,019,065	2,037,508
Loss from discontinued operations	(1,509,419)	(4,305,738)
Gain on sale of Animal Wellness Group	265,570	-
Interest expense	(88,112)	(66,331)
Income (loss) from discontinued operations before taxes	(1,331,961)	(4,372,069)
Income tax expense (benefit) from discontinued operations	(72,391)	-
Income (loss) from discontinued operations	(1,259,570)	(4,372,069)
Net loss attributable to non-controlling interest in variable interest entity	-	103,581
Income (loss) from discontinued operations	$(1,259,570)	$(4,268,488)

The following table summarizes the major classes of assets and liabilities in OGM’s, Ceres’, MPS’s and the Animal Wellness group’s balance sheets as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Cash	$24,037	$19,758
Accounts receivable	41,946	385,794
Inventory	-	323,058
Other current assets	-	9,122
Property and equipment, net (planned to be sold within 12 months)	-	113,596
Current assets of discontinued operations	65,983	851,328

Property and equipment, net		527,106
Intangible assets	-	790,833
Goodwill	-	280,232
Non-current assets of discontinued operations	-	1,598,171

Accounts payable	654,715	1,368,941
Accrued liabilities and deferred revenue	73,215	395,560
Notes payable	48,315	853,890
Current liabilities of discontinued operations	$776,245	$2,618,391

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

(1) The Company made this payment by the due date referenced above

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 12. Long-term Debt) as of December 31, 2010.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to December 31, 2010.

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

The following table summarizes the net assets and liabilities relating to the Animal Wellness group that were sold to the Purchaser on August 6, 2010:

Current assets	$52,210
Property, plant and equipment	353,014
Assets	$405,224

Current liabilities assumed by the Purchaser	$670,794
Liabilities	$670,794

In connection with this transaction, the Company recorded a gain on the sale of the assets of $265,570 in discontinued operations in the Company’s consolidated statement of operations (refer to Note 4).

Note 7. Acquisition

On April 14, 2010, the Company completed an acquisition of WhiteHat Holdings, LLC, a Delaware limited liability company (WhiteHat), through the merger of WhiteHat into White Hat Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), pursuant to a Plan and Agreement of Merger entered into by the parties on February 25, 2010 (the Merger Agreement).  The Merger Sub subsequently changed its name to White Hat Holdings, Inc. (White Hat) and will operate as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement (i) $400,000 was to be deposited into a White Hat account not later than April 30, 2010, to be used by White Hat to pay its legal, accounting, marketing and debt expenses and to further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,780 shares of the Company’s common stock and distributed to the WhiteHat shareholders pro rata. In addition, $1,175,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of the Company’s common stock at approximately $0.08 per share.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of the Company.  In the event that less than $400,000 was deposited into a White Hat account by April 30, 2010, the Company is required to issue additional shares of its common stock (Penalty Shares) to the WhiteHat shareholders, pro rata.  In addition, the Company was obligated to provide additional capital to White Hat of not less than $1,600,000 on or before July 4, 2010.  In the event the Company failed to provide such capital within the required time period, the Company was required to issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (Additional Shares).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of the Company’s issued and outstanding common stock.

As of the date of this report, the Company has deposited all of the initial $400,000 but did not provide all of the $1,600,000 of the additional capital required under the Merger Agreement. The Company is working with the White Hat management team to raise the additional funding necessary under the agreement. In connection with the accounting for the acquisition of WhiteHat, the Company recorded the fair value of the Additional Shares of $2,358,411 as additional purchase consideration and as a contingent liability.

Due to the nature and timing of this transaction, as of June 30, 2010, the Company had made a good-faith estimate as to the value of the consideration paid for WhiteHat and the fair value of acquired assets and assumed liabilities, including identifiable intangibles, and recorded a preliminary purchase price allocation.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of December 31, 2010:

Issuance of 170,142,530 shares of common stock with an estimated fair value of $.07 per share (closing price on April 14, 2010)	$11,909,977
Contingent consideration for Additional Shares	2,358,411
Cash advances used to pay down WhiteHat liabilities prior to closing	103,500
Total purchase consideration	$14,371,888

Identifiable intangible assets	$1,500,000
Equipment, software and web site development	92,000
Goodwill	13,141,276
Total assets acquired	14,733,276

Notes payable ($309,300) and related accrued interest ($52,087)	361,387
Total liabilities assumed	361,387
Total purchase consideration	$14,371,889

The acquired intangible assets, comprised of trademarks, formulas and customer relationships, have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which assets are expected to be consumed.

Note 8. Intangible Assets and Goodwill

Intangible Assets
Intangible assets, net consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Formulas (See Note 7)	$1,000,000	$-
Customer relationships (See Note 7)	400,000	-
Trademarks (See Note 7)	100,000	-
Licensed assets (See Note 5)	243,700	243,700
	$1,743,700	$243,700

Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $39,293 in 2011, $124,349 in 2012, $309,171 in 2013 and $434,024 in 2014, and $836,863 in 2015.

Goodwill
The Company initially expected to pursue the production, marketing and sale of White Hat’s ready-to-drink juices. During the quarter ended December 31, 2010, the Company determined that, due to shelf life limitations, narrower than expected margins and high costs to enter these markets, the pursuit of this product line was not feasible. Instead, White Hat is focusing on marketing and selling powdered versions of its original formulas. As such, during the quarter ended December 31, 2010, the Company determined the goodwill initially recorded of $13,141,276 was partially impaired.  The calculated impairment of $11,126,524 and was charged to operating expenses in the Company’s consolidated statement of operations.

Changes in goodwill, for the year ended December 31, 2010, were as follows:

Balance, December 31, 2009	$-
Acquisition of WhiteHat	13,141,276
Impairment charge	(11,126,524)
Balance, December 31, 2010	$2,014,752

Note 9.   Composition of Certain Financial Statement Captions

Other current assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Prepaid management fee	$-	$105,000
Brand trademark held for sale	-	80,000
Inventory advance	50,000	260,095
Prepaid assets and other	4,064	26,739
	$54,064	$471,834

Note 10. Property and Equipment

Property and equipment at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Computer equipment	$33,943	$17,265

	33,943	17,265
Less: accumulated depreciation	(10,358)	(8,555)
	$23,585	$8,710

Depreciation expense related to property and equipment was $21,959 and $16,060 for the years ended December 31, 2010 and 2009, respectively.

Note 11. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Short-term convertible notes payable	$1,507,686	$355,000
Short-term loans	144,300	-
	$1,651,986	$355,000

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

Subsequent to December 31, 2010, the remaining principal balance of $50,000 was paid in cash and $58,304 of related accrued interest was converted into 1,295,646 shares of the Company’s common stock at $0.045 per share.

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes) during the quarters ended December 31, 2008 and March 31, 2009. Proceeds from the agreements totaled $105,000 with interest at 5.0% due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes. During the year ended December 31, 2010, the Company paid $20,000 in principal and accrued interest on the Plant Notes. The note holder has verbally extended the remaining balance of this note until further notice.

Blake Note
In connection with the acquisition of Pacific Rim Foods on December 31, 2008, the Company acquired a note payable for $100,000 to an unrelated individual (Blake Note). Interest at 10.0% is payable annually. All outstanding interest and principal are due January 13, 2011. The note is unsecured and is convertible into shares of the Company’s common stock at $0.125 per share at any time during the term of the note. The note holder has verbally extended the remaining balance of this note until a replacement note is able to be executed.

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

During the quarter ended March 31, 2010, proceeds from additional CMS notes were $100,000. Interest at 12.0% is due with the principal on February 11, 2011. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the CMS notes issued during the quarter ended March 31, 2010 was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $92,708 was recorded for the year ended December 31, 2010.

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

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured, bear interest at 10%, are due at various dates from April through May 2011, and are convertible into shares of the Company’s common stock at prices ranging from $0.03 to $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $31,111 was recorded for the year ended December 31, 2010.

During the quarter ended September 30, 2010, additional proceeds from additional 2010 Tranche I Notes were $1,144,000. These notes are unsecured, bear interest ranging from 10% to 12%, are due at various dates from July through September 2011, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

Except for the CMS notes issued during the quarter ended March 31, 2010, and the initial $60,000 of 2010 Tranche I notes, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of December 31, 2010 and December 31, 2009 follows:

	December 31, 2010	December 31, 2009
Commonwealth One	$50,000	$100,000
Plant Notes	89,867	105,000
Blake Note	100,000	100,000
CMS Notes, net of remaining debt discount of $7,292 at December 31, 2010	92,708	50,000
2010 Tranche I Notes, net of remaining debt discount of $28,889 at December 31, 2010	1,175,111	-
Total	$1,507,686	$355,000

Short Term Loans

In connection with the acquisition of WhiteHat on April 14, 2010 (see Note 7), the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of December 31, 2010 is $144,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 12. Long-term Debt

Long-term debt at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,153,404	$3,137,602

Liability for license agreement (total maturity value of $320,000) (See Note 5)	254,286	255,077

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	37,500	-

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	87,500	-
	1,532,690	3,392,679
Less current portion:	(80,000)	(12,133)

Total long-term debt	$1,452,690	$3,380,546

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

The original conversion price of the Zero Coupon Convertible Subordinated notes ($0.125 per share) was established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded. The conversion price is subject to weighted-average anti-dilution adjustments in the event we issue common stock at a price below the then-applicable conversion price other than common stock issuances or option grants to the Company's employees, directors or officers.

The Company does not consider these anti-dilution features to be an embedded derivative and therefore subject to variable accounting due to the embedded instrument not meeting the net settlement characteristic as noted in Accounting Standards Codification (ASC) 815-10-15-83(c) and ASC 815-10-15-99.   More specifically, to meet the net settlement characteristics, an embedded instrument must be able to be either (1) net settled under contract terms, (2) net settled through a market mechanism or (3) net settled by delivery of derivative instrument or asset readily convertible to cash.  The Company believes the embedded instrument cannot be net settled via contract terms or a market mechanism and although settlement of the embedded instrument could be made with the delivery of the Company's common stock (i.e. an asset), due to the Company's stock being lightly traded as per ASC 815-10-15-130 and as illustrated at ASC 815-10-55-87, 88 and 89 (Cases B through D), to be considered "readily convertible to cash", the number of shares of stock to be exchanged must be small relative to the stock's daily transaction volume.  Currently, the Company’s daily transaction volume of their common stock is very low.  However, moving forward, as required in ASC 815-10-15-139, the Company will continually evaluate whether or not the common stock is considered to be readily convertible to cash.  In the event the Company's daily trading volume of their common stock were to increase significantly to the point where the shares to be exchanged in connection with the convertible notes would be relatively small in relation to the daily trading volume, the contract would then satisfy the net settlement characteristic and likely may need to be accounted for as a derivative.

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

On April 14, 2010, the acquisition of WhiteHat qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $179,273 was recorded for the year ended December 31, 2010.

On July 8, 2010, approximately $1.1 million of the Company’s zero-coupon convertible notes payable were converted to 17,550,610 million shares of the Company’s common stock at $0.06 per share. The notes converted had a revised conversion rate of $0.076 per share. Since the actual conversion rate was lower, the Company recognized and recorded an additional beneficial conversion feature charge in its consolidated statement of operations of approximately $280,000 during the quarter ending September 30, 2010. In addition, the conversion resulted in the recognition of the portion of the previously recorded debt discount that related to the converted notes. This resulted in a charge to interest expense of $571,105 for the year ended December 31, 2010.

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $125,000 was recorded for the year ended December 31, 2010.

Future minimum payments on long-term debt at December 31, 2010 are as follows:

Years ending December 31,
2011	$80,000
2012	480,000
2013	2,625,073
2014	80,000
$3,265,073

Note 13. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the years ended December 31, 2010 and 2009, respectively:

	Years ended
	December 31, 2010	December 31, 2009
Loss:
Net loss from continuing operations	$(14,767,940)	$(6,623,376)
Net loss from discontinued operations	(1,259,570)	(4,268,488)
Net loss	$(16,027,510)	$(10,891,864)

Number of shares:
Weighted-average shares outstanding (basic and diluted)	319,650,801	145,623,939
Loss per share:
Net loss from continuing operations per common share (basic and diluted)	$(0.05)	$(0.04)
Net loss from discontinued operations per common share (basic and diluted)	$-	$(0.03)
Net loss per common share (basic and diluted)	$(0.05)	$(0.07)

As of December 31, 2010, the Company had (i) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (ii) 85,367,676 shares of common stock issuable under convertible financing arrangements.  As of December 31, 2009, the Company had (i) 3,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 38,414,164 shares of common stock issuable under convertible financing arrangements. These 85,567,676 and 41,614,164 shares as of December 31, 2010 and 2009, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 14. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 386,620,388 shares of its common stock issued and outstanding at December 31, 2010. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock.

Pursuant to the acquisition of Modular Process Constructors, the Company issued 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock shares are convertible at any time into common shares at a ratio of two common shares for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $1.00 per share ($0 and $500,000 at December 31, 2010 and 2009, respectively). On December 31, 2010, the holder of the 500,000 shares of Series B preferred Stock returned the shares to the Company at no cost.

Pursuant to the acquisition of Ceres, the Company issued 8,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock shares are convertible at any time into common shares at a ratio of one common share for each preferred share. In addition, each preferred share has one vote for each common share outstanding and has a liquidation preference of $.50 per share ($0 and $1,000,000 at December 31, 2010 and December 31, 2009, respectively). In December 2009, 6,000,000 shares of the Series C Preferred Stock were converted into 6,000,000 shares of common stock. During the quarter ended March 31, 2010, an additional 1,760,000 shares of the Series C Preferred Stock were converted to 1,760,000 shares of common stock. On October 12, 2010, the remaining 240,000 shares of the Series C Preferred Stock were converted to 240,000 shares of common stock.

Stock Issuances

During the quarter ended March 31, 2010, the Company issued:

▪	3,608,333 shares of common stock valued at $116,501 (various amounts between $0.03 and $0.06 per share) for cash.
▪
700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services. This amount was recorded as other current assets in the consolidated balance sheet and is being amortized ratably over the period of the marketing contract.

▪	1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services.
▪	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

During the quarter ended June 30, 2010, the Company issued:

▪	170,142,530 shares of common stock valued at $11,909,977 ($0.07 per share) for the acquisition of White Hat Brands, LLC.
▪	1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).
▪	588,575 shares of common stock valued at $23,543 ($0.04 per share) for professional services.

During the quarter ended September 30, 2010, the Company issued:

▪	17,550,610 shares of common stock for the conversion of $1,053,037 of Zero Coupon Convertible Subordinated Notes Payable ($0.06 per share).
▪	5,900,112 shares of common stock for the conversion of $439,646 of a note payable of discontinued operations and $38,263 of related accrued interest ($0.08 per share).
▪	599,500 shares of common stock valued at $23,980 ($0.04 per share) for professional services.
▪	896,867 shares of common stock valued at $41,875 ($0.04 per share) for payment of accounts payable.
▪	750,000 shares of common stock valued at $30,000 ($0.04 per share) for employee bonuses.

During the quarter ended December 31, 2010, the Company issued:

▪	1,500,000 shares of common stock for the conversion of $30,000 of accrued interest related to a note payable of discontinued operations ($0.02 per share).
▪	375,000 shares of common stock valued at $15,000 ($0.04 per share) for professional services.
▪	195,915 shares of common stock valued at $7,835 ($0.04 per share) for payment of accounts payable of discontinued operations.

Stock Warrants

At December 31, 2010 and December 31, 2009, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

During the quarter ended March 31, 2010, the Company sold 120,000 shares of its common stock held in treasury  for $10,095 in cash, at an average price of $0.08 per share. The shares had a cost basis of $0.25 per share. During the quarter ended June 30, 2010, the Company sold 89,000 shares of its common stock held in treasury for $4,435 in cash, at an average price of $0.05 per share. The shares had a cost basis of $0.25 per share.  During the quarter ended September 30, 2010, the Company sold 679,700 shares of its common stock held in treasury for $33,977 in cash, at an average price of $0.05 per share. The shares had a cost basis of $0.25 per share. Losses on sale of our treasury shares totaling $173,668 have been recorded in additional paid in capital in the equity section of our consolidated balance sheet for the year ended December 31, 2010. As of December 31, 2010, the Company held 1,002,835 shares of its common stock in treasury with a total cost basis of $105,000.

Note 15. Commitments and Contingencies

Operating Leases

We currently lease office space in Atlanta, Georgia. The lease payment is $5,000 per month and expires in July 2011. Total rent expense under operating leases for the years ended December 31, 2010 and 2009 was $38,266 and $0, respectively, excluding rent expense related to discontinued operations. Future payments on leases are $35,000 in 2011.

Litigation Matters

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 16. Income Taxes

The components of income tax expense (benefit) were as follows:

	2010	2009
Federal	$-	$
State and local	-		-
	$-		$-

Current tax expense	$-		$-
Deferred tax expense	-
	$-		$-

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to earnings (loss) before income taxes as follows:

	2010	2009
U.S. federal statutory rate at 34%	$(5,450,000)	$(3,703,000)
State tax benefit, net of federal	(909,000)	(329,000)
Establishment of a deferred tax liability upon acquisition of certain intangible assets acquired in a stock acquisition	595,000	926,000
Change in valuation allowance	1,237,000	1,830,000
Non-deductible expenses	4,527,000	1,276,000
Income tax expense	$-	-

The components of the net deferred tax liability at December 31 were as follows:

	2010	2009
Current:
Accrued liabilities and reserves	$74,000	$184,000
Valuation allowance	(74,000)	(184,000)
Net current deferred tax asset	-	-
Long-term:
Net operating loss carryforward	4,644,000	2,918,000
Equipment basis difference	-	90,000
Identified intangible asset basis difference	(587,000)	(260,000)
Goodwill basis difference	(35,000)	(2,000)
Valuation allowance	(4,022,000)	(2,746,000)

As of December 31, 2009, we had net operating loss carryforwards of approximately $10.3 million for U.S. federal tax purposes and $6.7 million for state tax purposes.  These loss carryforwards expire between 2011 and 2030.  To the extent these net operating loss carryforwards are available, they will be used to reduce any income tax liability associated with our operations.  Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  Due to changes in ownership, some of our net operating loss carryforwards will be limited. A Section 382 study has not yet been performed as of the date of these financial statements.

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be likely based on an assessment of the history of losses and the likelihood of sufficient future taxable income.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2010, we are no longer subject to U.S. federal tax examinations for tax years before 2007.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2010, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 17.  Investments

Investments at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
PanTheryx, Inc.	$90,000	$25,000
Wish Upon a Hero, LLC	500,000	-

Total long-term debt	$590,000	$25,000

PanTheryx

During fiscal 2009, the Company made an initial $25,000 investment in PanTheryx, Inc. PanTheryx is developing innovative US-originated products for introduction to the Indian healthcare market; ranging from new drug delivery systems, to immunotherapeutic agents, to field appropriate diagnostics. In 2010, the Company made an additional $65,000 investment in PanTheryx. Currently, the Company owns 5% of the outstanding common stock of PanTheryx.

Wish Upon A Hero

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of $400,000 with $100,000 payable upon execution of the Subscription Agreement and $100,000 on or before each of the following dates: November 20, 2010, December 20, 2010 and January 20, 2011. WISH is an online community that focuses on the distribution of goodwill and human kindness. WISH connects people in need (Wishers) with people who can help (Heroes). The Company was also granted an option to purchase an additional 100,000 Units for an aggregate consideration of $200,000 with $100,000 payable on or before February 20, 2011 and $100,000 on or before March 20, 2011. Upon completion of the purchase, the Company will own 22% of WISH or 30% if it exercises its option in full. As of December 31, 2010, $200,000 of the $400,000 had been paid with the remaining $200,000 recorded as a subscription payable on the Company’s consolidated balance sheet.

In connection with the purchase of the WISH Units, the Company granted Non-Qualified Stock Options to the President of WISH, to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $.05 per share. Options to acquire 2,000,000 shares vested immediately with an additional 3,000,000 options vesting if WISH cumulates gross revenues of $5,000,000 on or before October 20, 2012 and an additional 3,000,000 options vesting if WISH cumulates $10,000,000 in gross revenues on or before October 20, 2012.  All vested options will expire on October 20, 2020.

The Company determined the fair value of the initial 2,000,000 options to be $100,000 using the Black-Scholes option pricing model. The Company used the following assumptions in calculating the option’s fair value; risk-free interest rate of 0.3%, expected dividend yield of 0%, expected volatility of 142% and expected term of 5 years. The fair value of these vested options increased the Company’s investment in WISH with a corresponding increase to additional paid in capital. Should WISH reach the revenue targets for the remaining 6,000,000 options, the respective additional vested options will be recorded to the Company’s investment in WISH and additional paid in capital at the options then calculated fair value using the Black-Scholes option pricing model.

Note 18. Subsequent Events

Acquisition
On January 26, 2011, the Company acquired all of the issued and outstanding capital stock of Guava Senior Home & Healthcare Services, Inc., a Delaware corporation, and Guava Franchising, Inc. a Delaware corporation specializing in providing a scalable suite of in-home non-medical and medical staffing services (collectively referred to herein as "Guava"), pursuant to a Stock Purchase Agreement by and between the Company and Mary S. Schreiber, PhD. ("Schreiber"), the sole owner of Guava (the "Purchase Agreement"). In accordance with the Purchase Agreement, the Company issued to Schreiber 7,000,000 shares of restricted common stock valued at $0.03 per share. Pursuant to the Agreement, the Company executed an Earn-Out Agreement with Schreiber, providing for Schreiber to acquire, over a period ending December 31, 2013, an additional 5,000,000 shares of common stock for each $5,000,000 of gross revenue achieved by Guava, up to an aggregate of an additional 20,000,000 shares of its common stock over such period of time.

Financing
On January 25, 2011, the Company issued 1,493,848 shares of its common stock valued at $0.07 per share to satisfy a portion of the WhiteHat contingent consideration liability.

On January 25, 2011, the Company issued 400,000 shares of its common stock valued at $0.02 per share for services.

On February 2, 2011, the Company issued 5,303 shares of its common stock valued at $0.07 per share to satisfy a portion of the WhiteHat contingent consideration liability.

On February 9, 2011, the Company sold 1,500,000 shares of its common stock valued at $0.02 per share for cash.

On February 14, 2011, the Company issued 263,654 shares of its common stock valued at $0.07 per share to satisfy a portion of the WhiteHat contingent consideration liability.

On March 3, 2011, the Company issued 2,510,750 shares of its common stock valued at $0.04 per share as bonus compensation to 2 employees of the Company.

On March 17, 2011, the Company issued 5,600,000 shares of its common stock valued at $0.04 per share for services.

On March 22, 2011, the Company issued 750,000 shares of its common stock valued at $0.04 per share to satisfy accounts payable.

On April 1, 2011, the Company entered into a  $500,000 note agreement with an individual. Interest at 12.0% is due with the principal on March 31, 2012. The note is unsecured and is convertible into shares of the Company’s common stock at $0.03 per share at any time during the term of the notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

None.

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

As of December 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weakness as described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
·
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2010.

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management continues to identify the following control deficiencies that represent material weaknesses at December 31, 2010:

·
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

·
The Company lacks a board oversight role within the financial reporting process that is actively involved in the preparation of the financial statements. Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate part of this material weakness.

·
In response to a comment letter from the accounting staff of the U.S. Securities and Exchange Commission (SEC), Capsalus Corp. (the "Company") reviewed its accounting for the purchase of WhiteHat Holdings, LLC ("White Hat") on April 14, 2010. During this review, management identified an error in the method used to value the purchase transaction and in determining the fair value of a contingent consideration liability related to certain additional, or penalty shares of the Company's common stock that would be issued after the transaction in the event certain stipulations, as noted in the Plan and Agreement of Merger (the "Merger Agreement"), did not occur. The Company, its independent registered public accountants and the SEC staff discussed the matter while management continued its review. On April 4, 2011, the Company concluded, based on comments from the SEC and recommendations from management, that the Company's unaudited interim consolidated financial statements for the quarterly periods ended June 30, 2010 and September 30, 2010, as reported in the corresponding Form 10-Q's, should no longer be relied on and should be restated.

The modifications to the restated consolidated financial statements relate to;
a) the method used to calculate the fair value of the acquisition, and b) the fair value calculation of the liability related to the contingent issuance of additional shares under the Merger Agreement. The Company initially valued the acquisition based on the fair value of the assets acquired and liabilities assumed at the acquisition date as opposed to the fair value of the consideration transferred, as the Company felt this better reflected the true value of the acquisition. The Company believed at the time the reports were filed, that this was the correct accounting for the valuation. In addition, the Company relied on internal management discussions to determine the likelihood and resulting fair value of issuing additional shares to former White Hat shareholders under the contingent consideration liability and believed this was the proper method at the time our reports were filed.
After careful review, the Company determined that it should use the fair value of the consideration transferred to value the acquisition and that rather than relying on internal management discussions in determining the likelihood and resulting fair value of the contingent consideration liability, a liability should be recorded based on the terms of the Merger Agreement.

Therefore, the Company will use the fair value of the consideration transferred to value the acquisition and will record a contingent consideration liability for the additional shares to be issued based on the terms of the Merger Agreement.

The adjustments that the Company anticipates recording in its financial statements will include recording a goodwill asset related to the acquisition of White Hat. The Company assesses the value of goodwill for impairment on an annual basis and whenever there are triggering events that may dictate assessment for impairment. The Company is currently assessing the goodwill it is recording related to the acquisition of White Hat and anticipates that there will be an impairment recorded during the fourth quarter of fiscal 2010, that will be reflected in the Company's Annual Report on Form 10-K for fiscal 2010.

The Company anticipates filing amendments to the aforementioned Form 10-Q's for the affected quarterly periods to reflect the corrections to its quarterly consolidated financial statements in the near future.

We understand that we continue to have internal control material weaknesses, but due to the Company’s limited funds and inability to add certain staff personnel, there were no changes to our internal control system in 2010.  Management continues to discuss additional entity-level controls it can establish in an effort to address the current lack of segregation of duties.  There was no additional material weaknesses noted during 2010.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors currently consists of five members. Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position
Kevin P. Quirk	43	Chief Executive Officer and Director
Steven M. Grubner	52	President and Chief Operating Officer
Patrick G. Sheridan	51	Chief Financial Officer and Secretary
Tad M. Ballantyne	55	Chairman and Director
Andrew Roth	59	Director
Kevin Sallstrom	54	Director
Gilbert Peter	51	Director

Kevin P. Quirk – Chief Executive Officer

Kevin P. Quirk assumes this position with more than two decades of consumer products operating experience spanning general management and senior marketing roles in Fortune 500 corporations and start-up ventures. As CEO he is responsible for determining Capsalus’ strategic direction and managing performance against overall business objectives in keeping with the Company’s mission.

Quirk is the founder of White Hat Holdings LLC, a functional beverage manufacturer focused on children’s health and wellness issues, which he sold to Capsalus earlier this year after raising multiple rounds of financing and stewarding the business to a successful exit. Before White Hat, he held a variety of senior-level marketing positions for The Coca-Cola Company, initially hired into the Coca-Cola Accelerated Program, the company’s coveted management training program, from which he was charged with running the New England market. He also served as director of marketing for Minute Maid brands prior to his departure.  In addition, Quirk spent nearly a decade at Anheuser-Busch, working in brand management, field sales and marketing, wholesaler development and strategic planning, most notably as market development manager of the Wisconsin territory, and as founder of the company’s business development group, providing internal management consulting to a network of more than 800 distributors. Quirk earned a BS in marketing and a BA in communications from Saint Louis University, and a letter of MBA equivalence from Harvard Business School.

Steven M. Grubner – President & Chief Operating Officer

Steven M. Grubner has been president and chief operating officer of Capsalus Corp. since January 2009. With more than 20 years experience in the technology industry, Grubner previously was chief financial officer and principal accounting officer of TapSlide, Inc. (also known as Almadoro Minerals Corp.), and president of NVO Solutions, Inc. He also served as president of finance and administration and chief financial officer of HH Communications, Inc and as vice president and general counsel at Datatec, a position that led to his becoming director of GeneThera Inc.'s public SEC filings, vendor contract negotiations and internal employee agreements, as well as its chief financial officer and principal accounting officer. For more than a decade, Grubner has been in the private and public equity markets, raising capital for technology, biotech and software companies. Grubner received a BA in economics from the University of Michigan and a JD from the John Marshall Law School.

Patrick G. Sheridan – Chief Financial Officer

Patrick G. Sheridan is chief financial officer of Capsalus Corp. (formerly Mach One). Mr. Sheridan also serves as secretary and principal accounting officer of the Company. Prior to joining the Company, Sheridan was a consultant for Hudson Financial Solutions, a division of Hudson Highland Group, one of the world's largest professional staffing firms. At Hudson, Sheridan advised publicly-held companies in a variety of areas, including research, restructuring, acquisitions, financing and SEC reporting. Sheridan previously served as president and chief financial officer to various privately held companies, providing them with operational, financial, and administrative management services. Prior to that, he was a manager of business assurance for Coopers & Lybrand (now PricewaterhouseCoopers, LLP). Prior to his career in accounting and finance, Sheridan served six years in the U.S. Navy as a hospital corpsman. A CPA, Sheridan holds a bachelor of business administration degree in accounting from the University of North Florida.

Tad M. Ballantyne – Chairman

Tad Mackay Ballantyne has been chairman of Capsalus Corp. (formerly Mach One) since September 2009, after serving as director of the Company. He continues to serve as an officer and/or director at numerous listed and private enterprises in the chemical, agricultural machinery, oil and gas, and financial services industries throughout the U.S. as well as in Africa, Asia, Australia, China, Eastern Europe and India. These companies include: Hoopeston Foods, Inc., Thomsen Group, LLC, Pacific Rim Foods Ltd., Creat Resources Holdings Limited (formerly, Zeehan Zinc Limited), American Lorain Corporation, Life Partners Holdings Inc., Grand Monarch Holdings, Inc., Euro-Industrial LLC, Mackay Limited Partnership, Thomsen Group LLC, Jilin Jimei Foods Ltd., Empire Energy Corporation International, and Texas Steel Partners. Over the last two decades, Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies. More recently, he has focused on food plants in the U.S. and Asia. Ballantyne holds a BS in business management from the University of Wisconsin.

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

Based solely on its review of the copies of such forms received by it, or written representations from the officers, directors, or persons holding greater than 10% of Company stock, no ownership disclosure form (SEC Form 5) was required for those persons. All of the required five Form 3's for the directors have been filed with the SEC. There are no transfers of the Company's common stock by any persons subject to Section 16(a) requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our officers during the last two fiscal years ended December 31, 2010 and 2009. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Name and Principal Position		Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Kevin P. Quirk	(1a)	2010	$127,500	(5)	-	-	-	$127,500
Chief Executive Officer		2009	$-		-	-	-	$-

Monte B. Tobin	(1b)	2010	$-		-	-	-	$-
Chief Executive Officer		2009	$165,000	(6)	-	-	-	$165,000

Dr. Peter Nash	(2)	2010	$5,417		-	-	-	$5,417
Chief Science Officer		2009	144,000	(7)		-		$144,000

Steven M. Grubner	(3)	2010	$170,000	(8)	-	-	-	$170,000
Chief Operating Officer		2009	$158,000	(9)	-	-	-	$158,000

Patrick G. Sheridan	(4)	2010	$112,500	(10)	-	-	-	$112,500
Chief Financial Officer		2009	$105,000	(11)	-	-	-	$105,000

(1a)
Mr. Quirk became our CEO in December of 2010. Compensation disclosed here is for the period from April 15, 2010 through December 31, 2010, in which Mr. Quirk was President of the Company’s Nutritional Products Division.

(1b)	Mr. Tobin was CEO through the quarter ended September 30, 2009.
(2)	Dr. Nash became was CSO through January of 2010.
(3)	Mr. Grubner became our COO in January of 2009.
(4)	Mr. Sheridan became our CFO in April of 2009.
(5)	$101,500 of this amount was paid as cash and $26,000 was accrued for accounting purposes for a total of $127,500.
(6)	$142,000 of this amount was paid as cash and $23,000 was accrued for accounting purposes for a total of $165,000.
(7)	$115,000 of this amount was paid as cash and $29,000 was accrued for accounting purposes for a total of $144,000.
(8)	$145,000 of this amount was paid as cash and $15,000 was accrued for accounting purposes for a total of $160,000.
(9)	$123,000 of this amount was paid as cash and $35,000 was accrued for accounting purposes for a total of $158,000.
(10)	All of this amount was paid as cash.
(11)	$77,000 of this amount was paid as cash and $28,000 was accrued for accounting purposes for a total of $105,000.

The Company does not have any standard arrangements pursuant to which directors are compensated for services as directors.

Employment Agreements

None

Stock option plan

We do not have a stock option plan.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following tables set forth as of March 31, 2011 the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our executive officers and directors, and all executive officers and directors of the Company as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name	Title of Class	Shares Beneficially Owned	Percentage of outstanding Shares (%)
Patrick G. Sheridan	Common	2,630,534	*
Kevin P. Quirk	Common	15,170,281	3.72%
Tad M. Ballantyne (1)	Common	15,678,523	3.84%
Gilbert J. Peter (2)	Common	18,522,263	4.54%
AAR Accounts Family Limited Partnership (3)	Common	11,216,307	2.75%
Steven M. Grubner	Common	2,005,375	*
Kevin Sallstrom	Common	3,375,000	*

Officers and Directors (7 persons)		68,598,283	16.82%

*	Less than 1%

(1)	Includes 8,440,000 shares held by Mackay Limited Partnership over which Mr. Ballantyne is a Managing Director but is not a beneficial owner.

(2)	Includes 17,992,263 shares held by Fidelity Holdings over which Mr. Peter is Managing Director.

(3)	Andrew A. Roth is General Partner of AAR Family Limited Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed by our principal independent registered public accounting firm for audits of the financial statements for the fiscal years indicated:

	2010	2009
Audit fees	$94,050	$29,950
Audit related fees	30,000	72,275
Tax fees	33,188	-
All other fees	-	-

Total	$157,238	$102,225

Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements included in our quarterly reports, and services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audits in connection with acquisitions and divestitures, and consultations concerning financial accounting and reporting standards.

Tax Fees consist of fees billed for professional services for corporate tax return preparation

Approval Policy.  Our entire Board of Directors, acting as the Audit Committee, approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firms in fiscal years 2010 and 2009 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES.

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

Capsalus Corp.

Date: April 15, 2011	By:	/s/ Kevin P. Quirk
Kevin P. Quirk
Chief Executive Officer and Director

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan
Chief Financial Officer

By:	/s/ Steven M. Grubner
Steven M. Grubner,
Chief Operating Officer