Form 10-Q/A
period 2010-06-30
CAPSALUS CORP
filed 2011-05-17
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Capsalus Corp. formally known as Mach One Corp., for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 23, 2010, is being filed to restate the amount of the purchase consideration provided for in connection with the acquisition of WhiteHat Holdings, LLC as further explained in Note 7 to the consolidated financial statements herein.

More specifically, the amount of the purchase consideration is being restated for the following:

1)
The Company previously valued the Company’s common stock issued at $1,127,113, or approximately $0.007 per share. In this amended filing, the value of common stock issued has been increased to $11,909,977, or $0.07 per share (the closing price of the Company’s shares on April 14, 2010 (the effective date of the acquisition)).

2)
The Company previously did not record the contingent consideration for additional shares to be issued should the Company not meet certain funding commitments in the future. In this amended filing, the contingent consideration has been recorded at its estimated fair value of $2,358,411 and classified as additional paid in capital.

The effect on reported financial statement accounts is as follows:

•	Goodwill increased from $102,184 to $13,243,460.
•	Total assets increased from $3,029,901 to $16,171,177.
•	Additional paid-in capital increased from $15,018,421 to $28,159,697.
•	Total stockholders’ equity (deficit) increased from a deficit of $2,131,669 to equity of $11,009,607.
•	Total liabilities and stockholders’ equity (deficit) increased from $3,029,901 to $16,171,177.

Changes as discussed are reflected in both Note 7 and Note 8 to the consolidated financial statements herein.

MACH ONE CORPORATION

MACH ONE CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$105,762	$61,979
Accounts receivable, net	61,548	156,682
Accounts receivable pledged as collateral	-	95,309
Marketable securities	-	4,223
Inventory	14,163	140,828
Current assets of discontinued operation	29,314	428,172
Other current assets	415,523	480,956
Total Current Assets	626,310	1,368,149

Property and equipment, net	459,374	555,196
Goodwill	13,243,460	280,232
Intangible assets, net	1,817,033	1,034,533
Other assets	25,000	25,000
TOTAL ASSETS	$16,171,177	$3,263,110

CURRENT LIABILITIES
Accounts payable	$905,986	$991,540
Accrued compensation	624,180	487,508
Accrued interest	150,938	58,623
Current liabilities of discontinued operation	295,319	615,501
Short-term notes payable and other debt	1,237,172	969,438
Deferred revenue	23,725	23,725
Current portion of long-term debt obligations	162,800	33,183

Total Current Liabilities	3.400.120	3,179,518

Long-term debt, net of current portion	1,761,450	3,504,130

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.05 par value, 10,500,000 shares authorized, 740,000 and 2,500,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, liquidation
preference of $620,000 and $1,500,000 at June 30, 2010 and December 31, 2009, respectively	37,000	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 360,612,354 and
181,346,946 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	360,611	181,346
Treasury stock	(274,925)	(327,175)
Additional paid-in capital	28,159,697	11,248,980
Accumulated deficit	(17,272,776)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Equity (Deficit)	11,009,607	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,171,177	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Sales, net	$65,179	$570,075	$436,745	$897,588

Cost of goods sold	51,358	461,341	405,093	758,728

Gross profit	13,821	108,734	31,652	138,860

Operating expenses	583,905	1,620,249	1,341,899	2,339,792
Goodwill and intangible asset impairment	853,548	3,438,466	853,548	3,438,466

Loss from continuing operations	(1,423,632)	(4,949,981)	(2,163,795)	(5,639,398)

Other expense:
Realized loss on sale of marketable securities	-	(67,100)	(12,844)	(67,100)
Interest expense	(286,767)	(154,694)	(391,089)	(436,550)
Total other expense	(286,767)	(221,794)	(403,933)	(503,650)

Loss from continuing operations before provision for income taxes	(1,710,399)	(5,171,775)	(2,567,728)	(6,143,048)

Income tax provision	-	-	-	-

Net loss from continuing operations	(1,710,399)	(5,171,775)	(2,567,728)	(6,143,048)

Less: Net loss attributable to non-controlling interest in variable interest entity	-	27,687	-	74,575

Net loss from continuing operations attributable to Mach One Corporation	(1,710,399)	(5,144,088)	(2,567,728)	(6,068,473)

(Loss) income from discontinued operations, net of income tax benefit of $0 and $0, respectively	(14,345)	(14,677)	(68,424)	(44,823)
Net loss attributable to Mach One Corporation	$(1,724,744)	$(5,158,765)	$(2,636,152)	$(6,113,296)

Net loss from continuing operations attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss from attributable to Mach One Corporation per common share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	322,648,047	128,858,148	253,238,415	122,143,847

The accompanying notes are an integral part of these consolidated financial statements.

MACH ONE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(2,567,728)	$(6,143,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	178,048	3,438,466
Intangible asset impairment	675,500	-
Depreciation and amortization	178,525	140,774
Amortization of deferred financing costs	12,992	200,500
Amortization of debt discount, relating to a beneficial conversion feature	221,505	-
Amortization of prepaid management fees	52,500	15,000
Accretion of interest on long-term debt	92,988	-
Loss on sale of marketable securities	12,844	-
Loss on disposal of equipment	30,045	-
Common stock issued for services	123,633	366,500
(Increase) decrease in operating assets:
Accounts receivable	190,443	(71,065)
Other receivable	-	(170,000)
Inventory	126,665	(285,087)
Other current assets	55,941	(31,780)
Increase in operating liabilities:
Accounts payable and accrued expenses	281,866	593,939
Deferred revenue	-	46,722
Total adjustments	$2,233,495	$4,243,969

Net cash used in operating activities	$(334,233)	$(1,899,078)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	114,120
Acquisitions, net of cash acquired	(103,500)	26,294
Proceeds from the sale of property and equipment	21,252	-
Purchase of property and equipment	-	(262,379)
Net cash used in investing activities	$(78,804)	$(121,965)

Cash flows from financing activities:
Proceeds from short term notes payable	160,000	1,779,023
Payments on short term notes payable	(224,980)	-
Proceeds from long-term debt	400,000	63,246
Payments on long-term debt	(11,835)	(5,973)
Proceeds from the sale of common stock	116,500
Proceeds from the sale of treasury stock	14,530	-
Purchase of treasury stock	-	(302,123)
Net cash provided by financing activities	$454,215	$1,534,173

Cash flows from discontinued operations:
Net cash used in operating activities	(69,643)	65,969
Net cash provided by investing activities	72,248	(30,845)
Net cash provided by financing activities	-	-
Net cash provided by discontinued operations	$2,605	$35,124

Net increase (decrease) in cash	$43,783	$(451,746)

Cash, beginning of period	61,979	635,334

Cash, end of period	$105,762	$183,588
Supplemental cash and non-cash flow information
Unrealized gain (loss) on marketable securities	$(12,065)	$101,534
Cash paid for interest	$9,308	$630
Loss on sale of treasury stock	$(37,720)	$-
Common stock issued for prepaid marketing fees	$56,000	$-
Common stock issued in connection with acquisition of WhiteHat Holdings, LLC	$11,909,977	$-
Conversion of preferred stock into common stock	$88,000	$-
Beneficial conversion feature related to debt	$(2,372,180)	$-
Common stock issued for conversion of note payable and accrued interest	$53,000	$-
Accounts payable converted to note payable	$179,874	$-

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

Pursuant to the terms of the Merger Agreement, (i) $400,000 shall be deposited into a WhiteHat account not later than April 30, 2010, to be used by WhiteHat to pay its legal, accounting, marketing and debt expenses and to further the development of its business, and (ii) all of the issued and outstanding shares of common and preferred stock of WhiteHat were converted into 154,798,780 shares of Mach One common stock and distributed to the WhiteHat shareholders pro rata. In addition, $1,175,000 of WhiteHat indebtedness was cancelled and converted into 15,343,750 shares of Mach One common stock at approximately $0.08 per share.  Upon the close of the acquisition, the former WhiteHat shareholders owned approximately 45% of the total issued and outstanding common stock of Mach One.  In the event that less than $400,000 is deposited into a WhiteHat account by April 30, 2010, Mach One shall issue additional shares of its common stock (Penalty Shares) to the WhiteHat shareholders, pro rata.  In addition, Mach One is obligated to provide additional capital to the WhiteHat subsidiary of not less than $1,600,000 on or before July 4, 2010.  In the event Mach One fails to provide such capital within the required time period, Mach One will issue to the former WhiteHat shareholders up to 33,691,592 additional shares of its common stock (Additional Shares).  However, in no event will the total number of shares issued to the WhiteHat shareholders at the closing, together with any Penalty Shares and/or Additional Shares exceed 49.9% of Mach One’s issued and outstanding common stock.

As of the date of this report, the Company has deposited all of the initial $400,000 and is working with the WhiteHat management team to raise the additional funding necessary under the agreement. In connection with the accounting for the acquisition of WhiteHat, the Company recorded the fair value of the Additional Shares of $2,358,411 as additional purchase consideration and as a credit to additional paid-in capital because the Company would likely not meet this funding commitment.

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

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of June 30, 2010:

Issuance of 170,142,530 shares of common stock with an estimated fair value of $.07 per share (closing price on April 14, 2010)	$11,909,977
Contingent consideration for Additional Shares (included in additional paid-in capital)	2,358,411
Cash advances used to pay down WhiteHat liabilities prior to closing	103,500
Total purchase consideration	$14,371,888

Identifiable intangible assets	$1,500,000
Equipment, software and web site development	92,000
Goodwill	13,141,276
Total assets acquired	14,733,276

Notes payable ($309,300) and related accrued interest ($52,088)	361,388
Total liabilities assumed	361,388
Total purchase consideration	$14,371,888

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

Goodwill

The value of the goodwill recorded during the quarter ended June 30, 2010 related to the acquisition of WhiteHat of $13,141,276 is dependent on the success of the Company’s plan to pursue the production, marketing and sale of White Hat’s ready-to-drink juices. Several factors, such as adequate available funding, shelf life and product margins in this highly competitive market, remain to be evaluated to assure success of the Company’s plan. If the Company is not able to successfully produce, market and sell the ready-to-drink juice product line, the related goodwill would become significantly impaired.

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

Stock Issuances

During the quarter ended March 31, 2010, the Company issued:

●	3,608,333 shares of common stock valued at $116,500 (various amounts between $0.03 and $0.06 per share) for cash.
●
700,000 shares of common stock valued at $56,000 ($0.08 per share) for prepaid marketing services. This amount was recorded as other current assets in the consolidated balance sheet and is being amortized ratably over the period of the marketing contract.

●
1,141,000 shares of common stock valued at $100,090 (approximately $0.09 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

●	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

During the quarter ended June 30, 2010, the Company issued:

●	170,142,530 shares of common stock valued at $11,909,977 ($0.07 per share) for the acquisition of White Hat Brands, LLC.
●	1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).
●
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

Total assets at June 30, 2010 are $16,171,177 compared to $3,263,110 at December 31, 2009. This increase is primarily attributable to goodwill of $13,141,276 being recorded in connection with the acquisition of WhiteHat.

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

On April 14, 2010, Mach One issued 170,142,530 shares of common stock valued at $11,909,977 (average of approximately $0.07 per share) to the unit holders and certain liability holders of White Hat, LLC for the acquisition of certain assets of White Hat Brands, LLC.

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

Mach One Corporation

Date: May 17, 2011	By:	/s/ Tad M. Ballantyne
Tad M. Ballantyne, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer