Form 10-Q/A
period 2010-09-30
CAPSALUS CORP
filed 2011-05-17
CIK 949189

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Capsalus Corp. for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 22, 2010, is being filed to restate the amount of the purchase consideration provided for in connection with the acquisition of WhiteHat Holdings, LLC as further explained in Note 7 to the consolidated financial statements herein.

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

The effect on reported financial statement accounts is as follows:

•	Goodwill increased from $102,184 to $13,243,460.
•	Total assets increased from $3,026,737 to $16,168,013.
•	Additional paid-in capital increased from $16,764,291 to $29,905,567.
•	Total stockholders’ equity (deficit) increased from a deficit of $1,555,307 to equity of $11,585,969.
•	Total liabilities and stockholders’ equity (deficit) increased from $3,026,737 to $16,168,013.

Changes as discussed are reflected in both Note 7 and Note 8 to the consolidated financial statements herein.

CAPSALUS CORP.

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$584,129	$60,254
Accounts receivable, net	1,816	78,000
Marketable securities	-	4,223
Inventory	-	2,215
Current assets of discontinued operations	43,884	768,788
Other current assets	376,109	474,049
Total Current Assets	1,005,938	1,387,529

Property and equipment, net	81,582	8,710
Goodwill	13,243,460	102,184
Intangible assets, net	1,812,033	327,033
Non-current assets of discontinued operations	-	1,412,654
Other assets	25,000	25,000
TOTAL ASSETS	$16,168,013	$3,263,110

CURRENT LIABILITIES
Accounts payable	$250,370	$191,891
Accrued compensation	157,153	141,880
Accrued interest	126,247	34,516
Current liabilities of discontinued operations	994,565	2,493,840
Short-term notes payable and other debt	1,638,286	405,118
Deferred revenue	23,725	23,725
Current portion of long-term debt obligations	80,000	12,133

Total Current Liabilities	3,270,346	3,303,103

Long-term debt, net of current portion	1,311,698	3,380,545

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.05 par value, 10,500,000 shares authorized, 740,000 and 2,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, liquidation
preference of $620,000 and $1,500,000 at September 30, 2010 and December 31, 2009, respectively	37,000	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 386,309,473 and
181,346,946 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	386,309	181,346
Treasury stock	(105,000)	(327,175)
Additional paid-in capital	29,905,567	11,248,980
Accumulated deficit	(18,637,907)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Equity (Deficit)	11,585,969	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,168,013	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Sales, net	$-	$79,621	$-	$149,950

Cost of goods sold	-	24,798	-	63,442

Gross profit	-	54,823	-	86,508

Operating expenses	515,652	776,961	1,415,571	2,376,195
Goodwill impairment	-	-	-	3,438,466

Loss from continuing operations	(515,652)	(722,138)	(1,415,571)	(5,728,153)

Other expense:
Realized loss on sale of marketable securities	-	33,438	(12,844)	(33,662)
Gain on sale of assets	13,851	-	-	-
Interest expense	(1,045,956)	(123,399)	(1,395,150)	(532,515)
Total other expense	(1,032,105)	(89,961)	(1,407,994)	(566,177)

Loss from continuing operations before provision for income taxes	(1,547,757)	(812,099)	(2,823,565)	(6,294,330)

Income tax provision	-	-	-	-

Net loss from continuing operations	(1,547,757)	(812,099)	(2,823,565)	(6,294,330)

Income (loss) from discontinued operations, net of income tax benefit of $0 and $0, respectively	182,625	(637,912)	(1,177,718)	(1,268,978)
Net loss	$(1,365,132)	$(1,450,011)	$(4,001,283)	$(7,563,308)

Net loss from continuing operations per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.05)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$(0.01)
Net loss per common share (basic and diluted)	$-	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	383,364,985	163,986,263	297,090,592	136,244,588

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

As of the date of this report, the Company has deposited all of the initial $400,000 and approximately $600,000 of the additional capital required under the Merger Agreement. The Company is working with the WhiteHat management team to raise the additional funding necessary under the agreement. However, as the July 4, 2010 funding commitment date was missed, the Company has appropriately recorded the fair value of the Additional Shares of $2,358,411 as additional purchase consideration and as a credit to additional paid-in capital.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting, as of September 30, 2010:

Issuance of 170,142,530 shares of common stock with an estimated fair value of $.07 per share (closing price on April 14, 2010)	$11,909,977
Contingent consideration for Additional Shares (included in additional paid-in capital)	2,358,411
Cash advances	103,500
Total purchase consideration	$14,371,888

Identifiable intangible assets	$1,500,000
Equipment, software and web site development	92,000
Goodwill	13,141,276
Total assets acquired	14,733,276

Notes payable ($309,300) and related accrued interest ($52,088)	361,388
Total liabilities assumed	361,388
Total purchase consideration	$14,371,888

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

●	1,760,000 shares of the Series C preferred stock were converted to 1,760,000 shares of the Company’s common stock.

During the quarter ended June 30, 2010, the Company issued:

●	170,142,530 shares of common stock valued at $11,909,977 (approximately $0.07 per share) for the acquisition of White Hat Brands, LLC.
●	1,325,000 shares of common stock for the conversion of $50,000 of short-term notes payable and $3,000 of related accrued interest ($0.04 per share).
●
588,575 shares of common stock valued at $23,543 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2010.

During the quarter ended September 30, 2010, the Company issued:

●	17,550,610 shares of common stock for the conversion of $1,053,037 of Zero Coupon Convertible Subordinated Notes Payable ($0.06 per share).
●	5,900,112 shares of common stock for the conversion of $439,646 of a note payable of discounted operations and $38,263 of related accrued interest ($0.08 per share).
●
599,500 shares of common stock valued at $23,980 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2010.

●	896,867 shares of common stock valued at $41,875 ($0.04 per share) for payment of accounts payable.
●
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

Total assets at September 30, 2010 are $16,168,013 compared to $3,263,110 at December 31, 2009. This increase is primarily attributable to goodwill of $13,141,276 being recorded in connection with the acquisition of WhiteHat.

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