Form 10-K/A
period 2010-12-31
CAPSALUS CORP
filed 2011-05-17
CIK 949189

       UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Transitional Small Business Disclosure Format: Yes ☐     No ☒

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Capsalus Corp. for the annual period ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011, is being filed to properly reclassify the contingent consideration for Additional Shares in connection with the acquisition of WhiteHat Holdings, LLC to additional paid-in capital from current liabilities (as discussed further in Note 8 to the consolidated financial statements herein).

The effect on reported financial statement accounts is as follows:

•           The contingent consideration liability is reduced from $2,358,411 to $0.
•           Total current liabilities decreased from $5,721,890 to $3,363,479.
•           Additional paid-in capital increased from $27,734,680 to $30,093,091.
•           Total stockholders’ deficit increased from a deficit of $2,645,834 to a deficit of $287,423.

Changes as discussed are reflected in Note 3 and 8 to the consolidated financial statements herein.

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

For the years ended December 31, 2010 and 2009, our consolidated net losses were $16,027,510 and $10,891,864 respectively. Our current liabilities exceed current assets by $3,206,770.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating expenses and impairment from continuing operations increased to $13,103,764 in the year ended December 31, 2010 from $5,827,414 in the same period in 2009. As of April 14, 2010, the Company expected to pursue the production, marketing and sale of White Hat’s ready-to-drink juices. During the quarter ended December 31, 2010, the Company determined that, due to shelf life limitations, narrower than expected margins and high costs to enter these markets, the pursuit of this product line was not feasible. Instead, White Hat is focusing on marketing and selling powdered versions of its original formulas. As such, during the quarter ended December 31, 2010, the Company determined the goodwill initially recorded of $13,141,276 was partially impaired.  The calculated impairment of $11,126,524 was charged to operating expenses in the Company’s consolidated statement of operations. General operating expenses were $1,922,074 for the year ended December 31, 2010 compared to $2,486,897 for the comparable period in 2009, a decrease of $564,823. The decrease was primarily due to lack of cash.

Interest expense for the year ended December 31, 2010 was $1,636,333 compared to $572,875 for the same period last year. Interest expense increased mainly due to the recording of beneficial conversion features on existing, and new debt, and to the issuance of short term notes payable during the two quarters ended December 31, 2010.

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

As of December 31, 2010, we have current liabilities totaling $3,363,479 compared to $3,303,102 at December 31, 2009.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has suffered losses from operations since its inception.  This factor raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of December 31, 2010 have been restated.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
April 15, 2011, except for Note 3, which is as of May 17, 2011

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$36,662	$60,144
Marketable securities	-	4,223
Current assets of discontinued operations	65,983	851,328
Other current assets	54,064	471,834
Total Current Assets	156,709	1,387,529

Property and equipment, net	23,585	8,710
Goodwill	2,014,752	-
Intangible assets, net	1,743,700	243,700
Non-current assets of discontinued operations	-	1,598,171
Investments	590,000	25,000
TOTAL ASSETS	$4,528,746	$3,263,110

CURRENT LIABILITIES
Accounts payable	$287,663	$141,182
Accrued compensation	186,888	141,880
Accrued interest	180,697	34,516
Preferred unit subscription payable	200,000	-
Current liabilities of discontinued operations	776,245	2,618,391
Short-term notes payable and other debt	1,651,986	355,000
Current portion of long-term debt obligations	80,000	12,133

Total Current Liabilities	3,363,479	3,303,102

Long-term debt obligations, net of current portion	1,452,690	3,380,546

STOCKHOLDERS' DEFICIT
Preferred stock, $.05 par value, 10,500,000 shares authorized, 0 and 2,500,000 shares issued and outstanding at December 31, 2010 and 2009, respectively, liquidation
preference of $0 and $1,500,000 at December 31, 2010 and 2009, respectively	-	125,000
Common stock, $.001 par value, 500,000,000 shares authorized, 388,620,388 and
181,346,946 shares issued and outstanding at December 31, 2010 and 2009, respectively	388,620	181,346
Treasury stock	(105,000)	(327,175)
Additional paid-in capital	30,093,091	11,248,980
Accumulated deficit	(30,664,134)	(14,636,624)
Accumulated other comprehensive loss	-	(12,065)

Total Stockholders' Deficit	(287,423)	(3,420,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,528,746	$3,263,110

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009

Sales, net	$-	$-

Operating expenses	1,922,074	2,486,897
Property and equipment impairment	55,166	-
Goodwill and intangible asset impairment	11,126,524	3,340,517

Loss from continuing operations	(13,103,764)	(5,827,414)

Other expense:
Realized loss on sale of marketable securities	(12,843)	(223,087)
Interest expense	(1,651,333)	(572,875)
Total other expense	(1,664,176)	(795,962)

Loss from continuing operations before provision for income taxes	(14,767,940)	(6,623,376)

Income tax provision	-	-

Net loss from continuing operations	(14,767,940)	(6,623,376)

Loss from discontinued operations, net of income tax benefit of $0 and $0, respectively	(1,259,570)	(4,268,488)
Net loss	$(16,027,510)	$(10,891,864)

Net loss from continuing operations per common share (basic and diluted)	$(0.05)	$(0.04)
Net loss from discontinued operations per common share (basic and diluted)	$-	$(0.03)
Net loss per common share (basic and diluted)	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	319,650,801	145,623,939

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	OCI	Deficit	Total
Balance December 31, 2008	5,420,000	$271,000	111,094,054	$111,093	$(143,456)	$5,314,699	$-	$(3,744,760)	$1,808,576

Shares issued for acquisitions	8,500,000	425,000	8,000,000	8,000	-	2,217,000	-	-	2,650,000
Conversion of short term notes and accrued interest	-	-	34,513,241	34,514	-	2,219,429	-	-	2,253,943
Conversion of long-term debt	-	-	2,511,034	2,511	-	41,498	-	-	44,009
Conversion of preferred stock into common	(11,420,000)	(571,000)	13,500,000	13,500	-	557,500	-	-	-
Shares issued for services	-	-	7,330,125	7,330	-	610,449	-	-	617,779
Shares issued for deferred financing costs	-	-	2,673,333	2,673	-	197,827	-	-	200,500
Shares issued for product	-	-	725,000	725	-	57,275	-	-	58,000
Shares issued for compensation	-	-	1,000,159	1,000	-	88,850	-	-	89,850
Treasury stock purchases	-	-	-	-	(407,123)	-	-	-	(407,123)
Treasury stock sales	-	-	-	-	223,404	(55,547)	-	-	167,857
Unrealized loss on investments	-	-	-	-	-	-	(12,065)	-	(12,065)
Net loss	-	-	-	-	-	-	-	(10,891,864)	(10,891,864)
Balance December 31, 2009	2,500,000	$125,000	181,346,946	$181,346	$(327,175)	$11,248,980	$(12,065)	$(14,636,624)	$(3,420,538)

Conversion of preferred stock into common	(2,000,000)	(100,000)	2,000,000	2,000	-	98,000	-	-	-
Cancellation of preferred stock	(500,000)	(25,000)	-	-	-	25,000	-	-	-
Shares issued for acquisition of WhiteHat	-	-	170,142,530	170,143	-	11,739,834	-	-	11,909,977
Contingent consideration for Additional Shares related to the acquisition of WhiteHat	-	-	-	-	-	2,358,411	-	-	2,358,411
Conversion of long term debt	-	-	17,550,610	17,551	-	1,035,486	-	-	1,053,037
Conversion of short term debt	-	-	8,725,112	8,725	-	552,184	-	-	560,909
Issuance of stock to satisfy accounts payable	-	-	1,092,782	1,093	-	48,617	-	-	49,710
Shares issued for services	-	-	3,404,075	3,404	-	215,209	-	-	218,613
Shares issued for compensation	-	-	750,000	750	-	29,250	-	-	30,000
Shares issued for cash	-	-	3,608,333	3,608	-	112,893	-	-	116,501
Beneficial conversion feature	-	-	-	-	-	2,702,895	-	-	2,702,895
Treasury stock sales	-	-	-	-	222,175	(173,668)	-	-	48,507
Stock option issuances	-	-	-	-	-	100,000	-	-	100,000
Unrealized loss on investments	-	-	-	-	-	-	12,065	-	12,065
Net loss	-	-	-	-	-	-	-	(16,027,510)	(16,027,510)
Balance December 31, 2010	-	$-	388,620,388	$388,620	$(105,000)	$30,093,091	$-	$(30,664,134)	$(287,423)

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss from continuing operations	$(14,767,940)	$(6,623,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	11,126,524	3,438,466
Property and equipment impairment	55,166	-
Depreciation and amortization	21,959	3,573
Amortization of deferred financing costs	29,656	200,500
Amortization of debt discount, relating to a beneficial conversion feature	1,380,028	-
Amortization of prepaid management fees	105,000	105,000
Accretion of interest on long-term debt	159,851	169,581
Loss on sale of marketable securities	12,844	223,087
Common stock issued for services	177,613	765,629
(Increase) decrease in operating assets:
Accounts receivable	-	127,113
Inventory	-	189,636
Other current assets	339,114	243,265
Increase in operating liabilities:
Accounts payable and accrued expenses	330,456	391,801

Total adjustments	$13,738,212	$5,857,651

Net cash used in operating activities	$(1,029,729)	$(765,726)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,444	244,525
Acquisitions, net of cash acquired	(103,500)	-
Investments	(265,000)	(25,000)
Purchase of property and equipment, net	-	(4,710)
Net cash (used in) provided by investing activities	$(365,056)	$214,815

Cash flows from financing activities:
Proceeds from short term notes payable	1,304,000	1,611,521
Payments on short term notes payable	(280,250)	(101,748)
Proceeds from long-term debt	400,000	-
Payments on long-term debt	(30,000)	(35,001)
Proceeds from the sale of common stock	116,500	-
Proceeds from the sale of treasury stock	48,507	167,857
Purchase of treasury stock	-	(407,123)
Net cash provided by financing activities	$1,558,757	$1,235,506

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	69,376	(1,054,430)
Net cash provided by (used in) investing activities	90,407	(262,342)
Net cash (used in) provided by financing activities	(347,236)	76,743
Net cash used in discontinued operations	$(187,453)	$(1,240,029)

Net (decrease) in cash	$(23,482)	$(555,433)

Cash, beginning of period	60,144	615,577

Cash, end of period	$36,662	$60,144
Supplemental cash and non-cash flow information
Common stock issued for conversion of long term debt	$1,053,037	$-
Preferred stock subscription payable	$200,000	$-
Common stock issued for prepaid marketing fees	$56,000	$-
Beneficial conversion feature related to short-term and long-term debt	$(2,372,182)	$-
Issuance of stock options for Investments	$100,000	$-
Return of preferred stock for no cost	$25,000	$-
Common stock issued to pay accounts payable	$41,875	$-
Common stock issued for conversion of short term notes payable
and related accrued interest	$560,909	$2,253,943
Common stock issued in connection with the acquisition of WhiteHat Holdings, LLC	$11,909,977	$-
Conversion of preferred stock into common stock	$100,000	$571,000
Unrealized gain (loss) on marketable securities	$(12,065)	$12,065
Cash paid for interest	$14,175	$57,889
Loss on sale of treasury stock	$(173,668)	$(55,547)
Common stock issued for payment of long-term debt	$-	$44,009
Liability for license agreement	$-	$243,700
Common stock issued for debt issue costs	$-	$200,500

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

Note 3. Restatement

Subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2010, the Company identified an error in its previously reported acquisition of WhiteHat Holdings, LLC.  The Company incorrectly reported contingent consideration in the aforementioned acquisition as a liability rather than as additional paid-in capital.

The following table presents the effects of the adjustments made to the Company’s previously reported consolidated balance sheets as of December 31, 2010:

	December 31, 2010
	As Previously Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$287,663	$-	$287,663
Accrued compensation	186,888	-	186,888
Accrued interest	180,697	-	180,697
Preferred unit subscription payable	200,000	-	200,000
Contingent consideration liability	2,358,411	(2,358,411)	-
Current liabilities of discontinued operations	776,245	-	776,245
Short-term notes payable and other debt	1,651,986	-	1,651,986
Current portion of long-term debt obligations	80,000	-	80,000
Total Current Liabilities	5,721,890	(2,358,411)	3,363,479
Long-term debt obligtion, net of current portion	1,452,690	-	1,452,690
Stockholders’ Deficit:
Preferred stock	-	-	-
Common stock	388,620	-	388,620
Treasury stock	(105,000)	-	(105,000)
Additional paid-in capital	27,734,680	2,358,411	30,093,091
Accumulated deficit	(30,664,134)	-	(30,664,134)
Accumulated other comprehensive loss	-	-	-
Total Stockholders’ Deficit	(2,645,834)	2,358,411	(287,423)
TOTAL LIABILITIES AND
STOCKOLDERS’ DEFICIT	$4,528,746	$-	$4,528,746

Note 4. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated losses totaling $30,664,134 from inception through December 31, 2010, and a net working capital deficit of $3,206,770 as of December 31, 2010.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 6, 2010, the Company entered into an agreement to sell the Animal Wellness Group business (refer to Note 7. Sale of Animal Wellness Group Assets). As a result, effective in the quarter ended September 30, 2010, the Company classified the Animal Wellness group as discontinued operations separate from the continuing operations of the Company for all the periods presented in the financial statements.

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

(1) The Company made this payment by the due date referenced above

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 13. Long-term Debt) as of December 31, 2010.

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

Note 7. Sale of Animal Wellness Group Assets

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

In connection with this transaction, the Company recorded a gain on the sale of the assets of $265,570 in discontinued operations in the Company’s consolidated statement of operations (refer to Note 5).

Note 8. Acquisition

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

Note 9. Intangible Assets and Goodwill

Intangible Assets
Intangible assets, net consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Formulas (See Note 8)	$1,000,000	$-
Customer relationships (See Note 8)	400,000	-
Trademarks (See Note 8)	100,000	-
Licensed assets (See Note 6)	243,700	243,700
	$1,743,700	$243,700

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

Note 10.   Composition of Certain Financial Statement Captions

Other current assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Prepaid management fee	$-	$105,000
Brand trademark held for sale	-	80,000
Inventory advance	50,000	260,095
Prepaid assets and other	4,064	26,739
	$54,064	$471,834

Note 11. Property and Equipment

Property and equipment at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Computer equipment	$33,943	$17,265
	33,943	17,265
Less: accumulated depreciation	(10,358)	(8,555)
	$23,585	$8,710

Depreciation expense related to property and equipment was $21,959 and $16,060 for the years ended December 31, 2010 and 2009, respectively.

Note 12. Short-term Notes Payable and Other Debt

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

Short Term Loans

In connection with the acquisition of WhiteHat on April 14, 2010 (see Note 8), the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of December 31, 2010 is $144,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 13. Long-term Debt

Long-term debt at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,153,404	$3,137,602

Liability for license agreement (total maturity value of $320,000) (See Note 6)	254,286	255,077

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	37,500	-

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	87,500	-
	1,532,690	3,392,679
Less current portion:	(80,000)	(12,133)

Total long-term debt	$1,452,690	$3,380,546

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
$3,265,073

Note 14. Basic and Diluted Earnings (Loss) Per Share

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

As of December 31, 2010, the Company had (i) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (ii) 85,367,676 shares of common stock issuable under convertible financing arrangements and 33,691,592 shares of common stock issuable as contingent consideration.  As of December 31, 2009, the Company had (i) 3,000,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 38,414,164 shares of common stock issuable under convertible financing arrangements. These 119,259,268 and 41,614,164 shares as of December 31, 2010 and 2009, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

Note 16. Commitments and Contingencies

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

Note 19. Subsequent Events

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