Form 10-Q
period 2011-03-31
CAPSALUS CORP
filed 2011-05-23
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

(888) 400-7179
(Issuer's telephone number)

Capsalus Corp. , 974 Silver Beach Road, Belgium, WI 53004
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

As of May 19, 2011, 411,449,726 shares of common stock were outstanding.

CAPSALUS CORP.

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$47,854	$36,662
Current assets of discontinued operations	46,412	65,983
Other current assets	-	54,064
Total Current Assets	94,266	156,709

Property and equipment, net	20,756	23,585
Goodwill	2,014,752	2,014,752
Intangible assets, net	1,953,700	1,743,700
Investments	590,000	590,000
TOTAL ASSETS	$4,673,474	$4,528,746

CURRENT LIABILITIES
Accounts payable	$295,271	$287,663
Accrued compensation	303,995	186,888
Accrued interest	217,307	180,697
Preferred unit subscription payable	100,000	200,000
Current liabilities of discontinued operations	753,047	776,245
Short-term notes payable and other debt	1,955,111	1,651,986
Current portion of long-term debt obligations	70,000	80,000

Total Current Liabilities	3,694,731	3,363,479

Long-term debt obligations, net of current portion	1,596,330	1,452,690

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 500,000,000 shares authorized, 410,439,589 and
388,620,388 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	410,440	388,620
Treasury stock	(105,000)	(105,000)
Additional paid-in capital	30,707,589	30,093,091
Accumulated deficit	(31,630,616)	(30,664,134)

Total Stockholders' Deficit	(617,587)	(287,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,673,474	$4,528,746

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2011	2010

Sales, net	$-	$-

Operating expenses	737,896	510,147

Loss from continuing operations	(737,896)	(510,147)

Other expense:
Realized loss on sale of marketable securities	-	(12,844)
Interest expense	(229,213)	(78,474)
Total other expense	(229,213)	(91,318)

Loss fom continuing operations before provision for income taxes	(967,109)	(601,465)

Income tax provision	-	-

Net loss from continuing operations	(967,109)	(601,465)

Net income (loss) from discontinued operations, net of income tax benefit of $0 and $0, respectively	627	(309,943)
Net loss	$(966,482)	$(911,408)

Net loss from continuing operations per common share (basic and diluted)	$-	$-
Net income (loss) from discontinued operations per common share (basic and diluted)	$-	$-
Net loss per common share (basic and diluted)	$-	$-

Weighted average shares outstanding:
Basic and diluted	397,126,570	183,057,564

The accompanying notes are an integral part of these consolidated financial statements

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss from continuing operations	$(967,109)	$(601,465)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,829	17,106
Amortization of deferred financing costs	4,064	6,090
Amortization of debt discount, relating to a beneficial conversion feature	161,765	17,708
Amortization of prepaid management fees	-	26,250
Accretion of interest on long-term debt	-	46,454
Loss on sale of marketable securities	-	12,844
Common stock issued for services	324,430	100,090
(Increase) decrease in operating assets:
Other current assets	50,000	27,350
Increase in operating liabilities:
Accounts payable and accrued expenses	210,213	142,532

Total adjustments	753,301	396,424

Net cash used in operating activities	$(213,808)	$(205,041)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	-	3,444
Investments	(100,000)	-
Net cash (used in) provided by investing activities	$(100,000)	$3,444

Cash flows from financing activities:
Proceeds from short term notes payable	335,000	152,558
Payments on short term notes payable	(50,000)	(52,558)
Payments on long-term debt	(10,000)	-
Proceeds from the sale of common stock	50,000	116,500
Proceeds from the sale of treasury stock	-	10,095
Net cash provided by financing activities	$325,000	$226,595

Cash flows from discontinued operations:
Net cash used in operating activities	-	(43,467)
Net cash provided by investing activities	-	31,000
Net cash (used in) provided by financing activities	-	(49,078)
Net cash used in discontinued operations	$-	$(61,545)

Net increase (decrease) in cash	$11,192	$(36,547)

Cash, beginning of period	36,662	60,144

Cash, end of period	$47,854	$23,597
Supplemental cash and non-cash flow information
Common stock issued for prepaid marketing fees	$-	$56,000
Beneficial conversion feature related to short-term debt	$-	$(100,000)
Common stock issued to pay accounts payable	$23,000	$-
Common stock issued for accrued interest	$25,888	$-
Common stock issued in connection with the acquisition of Guava	$210,000	$-
Conversion of preferred stock into common stock	$-	$88,000
Unrealized gain (loss) on marketable securities	$-	$(12,065)
Cash paid for interest	$4,950	$9,308
Loss on sale of treasury stock	$-	$(19,905)

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

The December 31, 2010 Consolidated Balance Sheet data was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Form 10-Q should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Nature of Operations: Capsalus is a global wellness solutions company with operations in Nutritional Products and Healthcare Services. Capsalus was originally incorporated under the name Mach One Corporation. On October 20, 2010, the Company changed its name to Capsalus Corp. During the fiscal year ended December 31, 2010, Capsalus discontinued the operations of its Organics & Sustainables, Animal Wellness and BioPharm Process Systems groups. The Nutritional Products Division is a consumer-driven business unit focused on healthy food and beverages. Healthcare Services specializes in providing a scalable suite of in-home non-medical and medical staffing and services, including light housekeeping and transportation, nurse and doctor visits, occupational and physical therapy and other clinical services. Neither our Nutritional Products nor our Healthcare Services divisions have generated revenues as of the date of this report.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as of the dates of their acquisitions.  The wholly-owned subsidiaries include ongoing operations in White Hat Holdings, Inc. (White Hat) and Guava Senior Home & Healthcare Services, Inc. (Guava), and our discontinued operations in Ceres Organic Harvest, Inc. (Ceres), Pacific Rim Foods, Ltd. (Pacific Rim), and Modular Process Constructors, LLC (MPS). All inter-company transactions and balances have been eliminated in the consolidation.

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

Long-Lived and Amortizable Intangible Assets:  The Company periodically evaluates the carrying value of long-lived and amortizable intangible assets to be held and used, including but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived and amortizable intangible assets with estimable useful lives and determined that the remaining net carrying value is recoverable in future periods.

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

Fair Value of Financial Instruments:  The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts payable and accrued liabilities, and notes payable.  Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

Reclassifications: Certain reclassifications have been made to the 2010 financial statement presentation to correspond to the current year’s format. Total 2010 equity and net loss are unchanged due to these reclassifications.

Recent Accounting Developments: There have been no significant changes in recent accounting pronouncements during the three months ended March 31, 2011 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated losses totaling $31,630,616 from inception through March 31, 2011, and a net working capital deficit of $3,600,465 as of March 31, 2011.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4. Discontinued Operations

On March 31, 2010, Ceres adopted a plan to close the business of Organic Grain and Milling, Inc. (OGM). As of March 31, 2010, substantially all operational activities of OGM were discontinued. As a result, effective in its first quarter of fiscal 2010, the Company classified OGM as discontinued operations separate from the continuing operations of the Company for all the periods presented in the consolidated financial statements.

On July 1, 2010, the Company adopted a plan to close the business of Ceres Organic harvest, Inc. (Ceres). As of July 1, 2010, substantially all operational activities of Ceres were discontinued. As a result, effective in the quarter ended September 30, 2010, the Company classified Ceres as discontinued operations separate from the continuing operations of the Company for all the periods presented in the consolidated financial statements.

On August 6, 2010, the Company entered into an agreement to sell the Animal Wellness Group business. As a result, effective in the quarter ended September 30, 2010, the Company classified the Animal Wellness group as discontinued operations separate from the continuing operations of the Company for all the periods presented in the consolidated financial statements.

On December 31, 2010, the Company adopted a plan to close the business of Modular Process Systems, LLC (MPS). As of December 31, 2010, substantially all operational activities of MPS were discontinued. As a result, effective in the quarter ended December 31, 2010, the Company classified MPS as discontinued operations separate from the continuing operations of the Company for all the periods presented in the consolidated financial statements.

The following table summarizes results of OGM, Ceres, MPS and the Animal Wellness group classified as discontinued operations in the Company’s consolidated statements of operations for the quarters ended March 31, 2011 and 2010:

	Quarters ended
	March 31, 2011	March 31, 2010
Sales, net	$-	$498,790
Cost of goods sold	-	475,005
Gross profit	-	23,785
Operating expenses	(1,543)	303,906
Goodwill, property and equipment and intangible asset impairment	-	-
Income (loss) from discontinued operations	1,543	(280,121)
Interest expense	(916)	(29,822)
Income (loss) from discontinued operations before taxes	627	(309,943)
Income tax expense (benefit) from discontinued operations	-	-
Income (loss) from discontinued operations	$627	$(309,943)

The following table summarizes the major classes of assets and liabilities in OGM’s, Ceres’, MPS’s and the Animal Wellness group’s balance sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Cash	$15,140	$24,037
Accounts receivable	31,272	41,946
Inventory	-	-
Other current assets	-	-
Property and equipment, net (planned to be sold within 12 months)	-	-
Current assets of discontinued operations	$46,412	$65,983

Accounts payable	$631,517	$654,715
Accrued liabilities and deferred revenue	73,215	73,215
Notes payable	48,315	48,315
Current liabilities of discontinued operations	$753,047	$776,245

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

The agreement calls for minimum royalties totaling $350,000 to be paid as follows:

$30,000	September 11, 2010 (1)
$80,000	September 11, 2011 (2)
$80,000	September 11, 2012
$80,000	September 11, 2013
$80,000	September 11, 2014

(1)	The Company made this payment by the due date referenced above
(2)	The Company paid $10,000 of this amount during the quarter ended March 31, 2011

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 10. Long-term debt) as of March 31, 2011.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to March 31, 2011.

Note 6. Acquisition

On January 26, 2011, the Company acquired all of the issued and outstanding capital stock of Guava Senior Home & Healthcare Services, Inc., a Delaware corporation, and Guava Franchising, Inc. a Delaware corporation specializing in providing a scalable suite of in-home non-medical and medical staffing services (collectively referred to herein as "Guava"), pursuant to a Stock Purchase Agreement by and between the Company and Mary S. Schreiber, PhD. ("Schreiber"), the sole owner of Guava (the "Purchase Agreement"). In accordance with the Purchase Agreement, the Company issued to Schreiber 7,000,000 shares of restricted common stock valued at $0.03 per share, the trading value of the Company’s common stock on January 26, 2011.

In addition, the Company executed an Earn-Out Agreement with Schreiber, providing for Schreiber to earn, over a period ending December 31, 2013, an additional 5,000,000 shares of common stock for each $5,000,000 of gross revenue achieved by Guava, up to an aggregate of an additional 20,000,000 shares of its common stock over such period of time. Issuance of additional shares of common stock is contingent on Schreiber’s continuous employment with the Company through December 31, 2013.

The Company also entered into a three-year employment agreement with Schreiber, whereby she will be paid $180,000 annually plus annual cash performance bonuses in return for her continued employment during the term of the arrangement and her agreement not to compete in a similar business of the Company during the term of the arrangement and for a period of one year, thereafter.  In accordance with the terms of the employment agreement, the Company cannot terminate Schreiber’s employment for anything other than for cause.

Due to the nature and timing of this transaction, as of March 31, 2011, the Company has made a good-faith estimate as to the value of the consideration paid for Guava and the fair value of acquired assets, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company intends to finalize these estimates and the purchase price allocation prior to the end of fiscal 2011.

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of January 26, 2011 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Guava as of March 31, 2011 as follows:

Issuance of 7,000,000 shares of common stock with an estimated fair value of $.03 per share (closing price on January 26, 2011)	$210,000
Total purchase consideration	$210,000

Identifiable intangible assets	$210,000
Total assets acquired	210,000

Total purchase consideration	$210,000

The acquired intangible assets have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which assets are expected to be consumed.

Note 7. Intangible Assets

Intangible Assets
Intangible assets, net consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Formulas	$1,000,000	$1,000,000
Customer relationships	400,000	400,000
Trademarks	100,000	100,000
Licensed assets (See Note 5)	243,700	243,700
Other (See Note 6)	210,000	-
	$1,953,700	$1,743,700

Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $60,293 in 2011, $166,349 in 2012, $351,171 in 2013 and $476,024 in 2014, and $899,863 thereafter.

Note 8.  Investments

Investments at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
PanTheryx, Inc.	$90,000	$90,000
Wish Upon a Hero, LLC	500,000	500,000

Total long-term debt	$590,000	$590,000

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

Wish Upon A Hero

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of $400,000 with $100,000 payable upon execution of the Subscription Agreement and $100,000 on or before each of the following dates: November 20, 2010, December 20, 2010 and January 20, 2011. WISH is an online community that focuses on the distribution of goodwill and human kindness. WISH connects people in need (Wishers) with people who can help (Heroes). The Company was also granted an option to purchase an additional 100,000 Units for an aggregate consideration of $200,000 with $100,000 payable on or before February 20, 2011 and $100,000 on or before March 20, 2011. Upon completion of the purchase, the Company will own 22% of WISH or 30% if it exercises its option in full. As of March 31, 2011, $300,000 of the $400,000 had been paid with the remaining $100,000 recorded as a subscription payable on the Company’s consolidated balance sheet. The remaining $100,000 was paid subsequent to March 31, 2011.

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

Investments are accounted for under the cost method as the Company does not have the ability to exercise significant control or influence.

Note 9. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Short-term convertible notes payable	$1,810,811	$1,507,686
Short-term loans	144,300	144,300
	$1,955,111	$1,651,986

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

During the quarter ended March 31, 2011, the remaining principal balance of $50,000 was paid in cash and $25,888 of related accrued interest was converted into 1,295,646 shares of the Company’s common stock at $0.02 per share.

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

Blake Note
In connection with the acquisition of Pacific Rim Foods on December 31, 2008, the Company acquired a note payable for $100,000 to an unrelated individual (Blake Note). Interest at 10.0% is payable annually. All outstanding interest and principal was due January 13, 2011. The note is unsecured and is convertible into shares of the Company’s common stock at $0.125 per share at any time during the term of the note. The note holder has verbally extended the remaining balance of this note until a replacement note is able to be executed.

CMS Notes
In December 2009, the Company entered into a round of financing with Charles Morgan Securities, Inc. During the quarter ended March 31, 2010, proceeds from additional CMS notes were $100,000. Interest at 12.0% is due with the principal on February 11, 2011. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes. As the conversion price of the CMS notes issued during the quarter ended March 31, 2010 was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000. The discount recorded has been fully amortized to interest expense as of March 31, 2011. Amortization of $7,292 was recorded for the quarter ended March 31, 2011. The note holders have verbally extended the remaining balance of these notes until a replacement note is able to be executed.

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured, bear interest at 10%, are due at various dates from April through May 2011, and are convertible into shares of the Company’s common stock at prices ranging from $0.03 to $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $10,833 was recorded for the quarter ended March 31, 2011.

During the quarter ended September 30, 2010, additional proceeds from additional 2010 Tranche I Notes were $1,144,000. These notes are unsecured, bear interest ranging from 10% to 12%, are due at various dates from July through September 2011, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

During the quarter ended March 31, 2011, additional proceeds from 2010 Tranche I Notes were $335,000. These notes are unsecured, bear interest ranging from 10%-13%, are due at various dates from January through March 2012, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

Except for the CMS notes issued during the quarter ended March 31, 2010, and the initial $60,000 of 2010 Tranche I notes, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

A summary table of short-term convertible notes payable as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011	December 31, 2010
Commonwealth One	$-	$50,000
Plant Notes	89,867	89,867
Blake Note	100,000	100,000
CMS Notes, net of remaining debt discount of $7,292 at December 31, 2010	100,000	92,708
2010 Tranche I Notes, net of remaining debt discount of $18,056 and $28,889 at March 31, 2011 and December 31, 2010, respectively	1,520,944	1,175,111
Total	$1,810,811	$1,507,686

Short Term Loans

In connection with the acquisition of WhiteHat on April 14, 2010, the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of March 31, 2011 and December 31, 2010 is $144,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 10.  Long-term Debt

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,239,856	$1,153,404

Liability for license agreement (total maturity value of $310,000 at March 31, 2011) (See Note 5)	251,474	254,286

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	50,000	37,500

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	125,000	87,500
	1,666,330	1,532,690
Less current portion:	(70,000)	(80,000)

Total long-term debt	$1,596,330	$1,452,690

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

On April 14, 2010, the acquisition of WhiteHat Holdings, LLC qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $86,452 was recorded for the quarter ended March 31, 2011.

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

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $50,000 was recorded for the quarter ended March 31, 2011.

Future minimum payments on long-term debt at March 31, 2011 are as follows:

Years ending December 31,
Remaining 2011	$70,000
2012	480,000
2013	2,625,073
2014	80,000
$3,255,073

 Note 11. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the quarters ended March 31, 2011 and 2010, respectively:

	2011	2010
Loss:
Net loss from continuing operations attributable to Capsalus Corp.	$(967,109)	$(601,465)
Net income (loss) from discontinued operations	627	(309,943)
Net loss from attributable to Capsalus Corp.	$(966,482)	$(911,408)

Number of shares:
Weighted-average shares outstanding (basic and diluted)	397,126,570	183,057,564
Loss per share:
Net loss from continuing operations attributable to Capsalus Corp. per common share (basic and diluted)	$-	$-
Net loss from discontinued operations per common share (basic and diluted)	-	-
Net loss attributable to Capsalus Corp. per common share (basic and diluted)	$-	$-

As of March 31, 2011, the Company had (i) 200,000 shares of common stock issuable upon the exercise of outstanding warrants, (ii) 97,666,823 shares of common stock issuable under convertible financing arrangements and  (iii) 31,928,787 shares of common stock issuable as contingent consideration.  As of March 31, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 39,951,039 shares of common stock issuable under convertible financing arrangements. These 129,795,610 and 41,391,039  shares as of March 31, 2011 and 2010, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 12. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 410,439,589 shares of its common stock issued and outstanding at March 31, 2011. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock. No shares are outstanding at March 31, 2011 and December 31, 2010.

Stock Issuances

During the quarter ended March 31, 2011, the Company issued:

•	2,500,000 shares of common stock valued at $50,000 ($0.02 per share) for cash.
•	1,150,000 shares of common stock valued at $26,000 (approximately $0.02 per share) to satisfy certain accounts payable of the Company.
•
5,600,000 shares of common stock valued at $224,000 ( $0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended March 31, 2011.

•
2,510,750 shares of common stock valued at $100,430 ($0.04 per share) for employee bonuses. This amount is included in the Company’s consolidated statements of operations for the quarter ended March 31, 2011.

•	7,000,000 shares of common stock valued at $210,000 ($0.03 per share) for the acquisition of Guava.
•	1,762,805 shares of common stock related to contingent consideration in connection with the acquisition of WhiteHat Holdings, LLC.
•	1,295,646 shares of common stock valued at $25,888 ($0.02 per share) to satisfy accrued interest payable of the Company.

Stock Warrants

At March 31, 2011 and December 31, 2010, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

As of March 31, 2011, the Company held 1,002,835 shares of its common stock in treasury with a total cost basis of $105,000.

Note 13. Commitments and Contingencies

Litigation Matters

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 14. Income Taxes

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be likely based on an assessment of the history of losses and the likelihood of sufficient future taxable income.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2011, we are no longer subject to U.S. federal tax examinations for tax years before 2007.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2011, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 15. Subsequent Events

Financing
On April 1, 2011, the Company entered into a $500,000 note agreement with an individual. Interest at 13.0% is due with the principal on March 31, 2012. The note is unsecured and is convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

On April 18, 2011, the Company issued 500,000 shares of common stock, valued at $15,000 ($0.03 per share) for services.

Debt Conversion
On April 18, 2011, $19,000 of the 2010 Tranche I Notes, and $1,405 of related accrued interest, was converted to 510,137 shares of the Company’s common stock at $0.04 per share.

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

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, inventory valuation, the carrying value and any impairment of goodwill and intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Acquired in January 2011, Guava Senior Home & Healthcare Services, Inc. (Guava) is a wholly-owned division that specializes in providing a scalable suite of in-home non-medical and medical staffing and services, including light housekeeping and transportation, nurse and doctor visits, occupational and physical therapy and other clinical services. Care is not limited to seniors; it is available to clients ranging from pediatric to geriatric including new mothers, persons with disabilities and patients following same-day surgery.

Guava intends to franchise its unique scalable suite of services using a reverse franchise model.  Guava’s program provides the broadest range of in-home non-medical and medical staffing services to individual clients, corporations and medical institutions. No previous medical or care giving experience is necessary to buy a healthcare franchise, and the Guava opportunity gives you the ready-made framework within which to build a successful business.

Today Capsalus and its two Operating Groups—Nutritional Products and Healthcare Services—offer a broad range of solutions to global health problems. Currently, neither Nutritional Products nor Healthcare Services has generated any revenues or has acquired significant assets. As such, the Company operates and manages the business under one reporting segment.

WhiteHat is focused on the functional powdered beverages market. Until now, powdered beverages have accounted for only a very small percentage of overall beverage consumption in the US. However, demand in this segment of the market is rising, driven by packaging innovation, which has seen powdered beverage mixes, historically sold in tubs or canisters, being made available in single-shot sleeves or sticks, to take advantage of the growth in popularity of bottled water.

WhiteHat has identified significant opportunity in two largely untapped segments of the powdered beverage market. White Hat has developed a low-cost, innovative alternative in the pre-natal vitamins market, which is currently only being serviced in pill format. White Hat believes its lower cost and more desirable product format will remove major obstacles to the development of this niche market. White Hat plans to soft launch its new line of pre-natal powdered beverage mixes as a branded product when adequate funding is in place, initially via online channeling and through large retailers.

WhiteHat plans to tap the private label market for its more mainstream electrolyte powdered beverage mixes, offering a lower cost than competing branded products. White Hat is exploring private label opportunities for its product line with several large retail companies. The company is also targeting to license its formulated powdered mixes among specialty sports-related enterprises.

We believe that we will require at least $1.5 million in funding in order for WhiteHat to roll out both the pre-natal and electrolyte powders.

Guava is finalizing the development of a differentiated franchise model, built around a unique “back of the house” support for its franchisees, which takes care of all the administrative aspects. This will allow Guava the benefit of maintaining financial control and transparency across its entire franchise network. Guava will initially focus on three state markets, Delaware, Pennsylvania and Georgia, and ultimately intends to market franchises in all fifty States, as well as in the European Union.

We believe that we will require at least $2.0 million in funding in order for Guava to finalize its franchise model, and execute its initial franchise agreement.

We have not generated any operating revenues from our current ongoing businesses, and as of March 31, 2011 we had incurred a cumulative consolidated net loss from inception of $31,630,616.

For the three-month periods ended March 31, 2011 and 2010, our consolidated net losses were $966,482 and $911,408 respectively. Our current liabilities as of March 31, 2011 exceed current assets by $3,600,465.

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

Results of Operations

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Operating expenses increased to $737,896 in the quarter ended March 31, 2011 from $510,147 in the same quarter in 2010. The increase was mainly due to an increase in marketing expenses of $224,000.

Interest expense increased to $229,213 in the quarter ended March 31, 2011 from $78,474 in the same quarter in 2010. Interest expense increased due to higher debt balances and to the amortization in 2011 of beneficial conversion features originated during the quarter ended June 30, 2010.

Liquidity and Capital Resources

We had a cash balance of $47,854 as of March 31, 2011 and a cash balance of $36,662 as of December 31, 2010.

Intangible assets increased to $1,953,700 as of March 31, 2011 compared to $1,743,700 at December 31, 2010.  The increase was due to the recording of intangible assets related to the acquisition of Guava during the quarter ended March 31, 2011.

Total assets at March 31, 2011 are $4,673,474  compared to $4,528,746 at December 31, 2010.  This increase can be attributed to assets recorded related to the acquisition of Guava during the quarter ended March 31, 2011.

As of March 31, 2011, we have current liabilities totaling $3,694,731 compared to $3,363,479 at December 31, 2010.  Changes are due to normal operations, to accrual increases for both interest payable and payroll payable, and to new borrowings under short-term notes payable.

Long term debt as of March 31, 2011 is $1,596,330 compared to $1,452,690 at December 31, 2010. The increase can be attributed to the amortization of a beneficial conversion feature originally recorded during the quarter ended June 30, 2010.

Operating Activities

Net cash used in operations increased to $213,808 during the quarter ended March 31, 2011 from $205,041 during the quarter ended March 31, 2010.

Investing Activities

Net cash from (used in) investing activities decreased to a use of $100,000 during the quarter ended March 31, 2011 from a source of $3,444 during the quarter ended March 31, 2010. In 2011, we invested $100,000 in WISH.

Financing Activities

Net cash provided by financing activities during the quarter ended March 31, 2011 was $325,000, compared to $226,595 during the quarter ended March 31, 2010. The primary reason for the increase in cash provided by financing activities was additional borrowings under short-term notes payable. More specifically, during the quarter ended March 31, 2011, cash provided by the issuance of debt and stock was approximately $385,000 compared to $269,000 in the same period in 2010. Proceeds from the sale of treasury stock during the quarter ended March 31, 2010 was approximately $10,000 compared to none in the same period in 2011. Payments on short and long term debt were $60,000 during the quarter ended March 31, 2011, compared to $52,558 during the same period in 2010.

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

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K/A for the year ended  December 31, 2010, filed May 17, 2011.

Notwithstanding the material weaknesses that existed as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K/A for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company issued:

•	2,500,000 shares of common stock valued at $50,000 ($0.02 per share) for cash.
•	1,150,000 shares of common stock valued at $26,000 (approximately $0.02 per share) to satisfy certain accounts payable of the Company.
•	5,600,000 shares of common stock valued at $224,000 ( $0.04 per share) for professional services.
•	2,510,750 shares of common stock valued at $100,430 ($0.04 per share) for employee bonuses.
•	7,000,000 shares of common stock valued at $210,000 ($0.03 per share) for the acquisition of Guava.
•	1,762,805 shares of common stock related to contingent consideration in connection with the acquisition of WhiteHat Holdings, LLC.
•	1,295,646 shares of common stock valued at $25,888 ($0.02 per share) to satisfy accrued interest payable of the Company.

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

Item 3.Defaults Upon Senior Securities.

Not Applicable.

Item 4.Submission of Matters of a Vote of Security Holders

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

Capsalus Corp.

Date: May 23, 2011	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Operating Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer