Form 10-Q
period 2011-06-30
CAPSALUS CORP
filed 2011-08-22
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-146744

CAPSALUS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2675 PACES FERRY ROAD, SUITE 100, ATLANTA, GA 30339
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

As of August 19, 2011, 414,628,781 shares of common stock were outstanding.

CAPSALUS CORP.

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$28,274	$36,662
Current assets of discontinued operations	33,271	65,983
Other current assets	-	54,064
Total Current Assets	61,545	156,709

Property and equipment, net	17,927	23,585
Goodwill	2,014,752	2,014,752
Intangible assets, net	1,953,700	1,743,700
Investments	590,000	590,000
TOTAL ASSETS	$4,637,924	$4,528,746

CURRENT LIABILITIES
Accounts payable	$487,411	$287,663
Accrued compensation	282,055	186,888
Accrued interest	295,665	180,697
Preferred unit subscription payable	-	200,000
Current liabilities of discontinued operations	753,047	776,245
Short-term notes payable and other debt	2,429,671	1,651,986
Current portion of long-term debt obligations	295,000	80,000

Total Current Liabilities	4,542,849	3,363,479

Long-term debt obligations, net of current portion	1,518,838	1,452,690

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 500,000,000 shares authorized, 411,628,781 and
388,620,388 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	411,629	388,620
Treasury stock	(105,000)	(105,000)
Additional paid-in capital	30,745,387	30,093,091
Accumulated deficit	(32,475,779)	(30,664,134)

Total Stockholders' Deficit	(1,423,763)	(287,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,637,924	$4,528,746

The accompanying notes are an integral part of these consolidated financial statements.

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales, net	$-	$-	$-	$-

Operating expenses	610,192	350,249	1,348,087	860,396

Loss from continuing operations	(610,192)	(350,249)	(1,348,087)	(860,396)

Other expense:
Realized loss on sale of marketable securities	-	-	-	(12,844)
Interest expense	(230,830)	(277,021)	(460,043)	(355,495)
Total other expense	(230,830)	(277,021)	(460,043)	(368,339)

Loss from continuing operations before provision for income taxes	(841,022)	(627,270)	(1,808,130)	(1,228,735)

Income tax provision	-	-	-	-

Net loss from continuing operations	(841,022)	(627,270)	(1,808,130)	(1,228,735)

Net loss from discontinued operations, net of income tax benefit of $0 and $0, respectively	(4,142)	(1,097,474)	(3,515)	(1,407,417)
Net loss	$(845,164)	$(1,724,744)	$(1,811,645)	$(2,636,152)

Net loss from continuing operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$(0.01)
Net loss per common share (basic and diluted)	$-	$-	$-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	411,251,857	322,648,047	404,228,234	253,238,415

The accompanying notes are an integral part of these consolidated financial statements.

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss from continuing operations	$(1,808,130)	$(1,228,735)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,658	35,844
Amortization of deferred financing costs	4,064	12,992
Amortization of debt discount, relating to a beneficial conversion feature	310,661	221,505
Amortization of prepaid management fees	-	52,500
Accretion of interest on long-term debt	-	92,988
Loss on sale of marketable securities	-	12,844
Common stock issued for services	343,012	123,633
(Increase) decrease in operating assets:
Other current assets	50,000	51,234
Increase in operating liabilities:
Accounts payable and accrued expenses	460,176	227,513

Total adjustments	1,173,571	831,053

Net cash used in operating activities	$(634,559)	$(397,682)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	-	3,444
Acquisitions, net of cash acquired		(103,500)
Proceeds from the sale of property and equipment		4,699
Investments	(200,000)	-
Net cash used in investing activities	$(200,000)	$(95,357)

Cash flows from financing activities:
Proceeds from short term notes payable	835,000	289,982
Payments on short term notes payable	(57,830)	(224,980)
Proceeds from long-term debt	-	400,000
Payments on long-term debt	(10,000)	-
Proceeds from the sale of common stock	50,000	116,500
Proceeds from the sale of treasury stock	-	14,530
Net cash provided by financing activities	$817,170	$596,032

Cash flows from discontinued operations:
Net cash used in operating activities	-	(6,193)
Net cash provided by investing activities	-	88,801
Net cash provided by (used in) financing activities	9,001	(141,819)
Net cash provided by (used in) discontinued operations	$9,001	$(59,211)

Net increase (decrease) in cash	$(8,388)	$43,782

Cash, beginning of period	36,662	60,144

Cash, end of period	$28,274	$103,926
Supplemental cash and non-cash flow information
Common stock issued for prepaid marketing fees	$-	$56,000
Beneficial conversion feature related to short-term debt	$-	$(2,372,180)
Common stock issued to pay accounts payable	$23,000	$-
Common stock issued for conversion of short-term debt	$19,000	$53,000
Common stock issued for accrued interest	$27,293	$-
Common stock issued in connection with the acquisition of Guava	$210,000	$-
Conversion of preferred stock into common stock	$-	$88,000
Unrealized gain (loss) on marketable securities	$-	$(12,065)
Cash paid for interest	$7,120	$9,308
Loss on sale of treasury stock	$-	$(37,720)

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

Goodwill:  Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. We evaluate the carrying value of goodwill for our reporting units annually during the quarter ending December 31, and between such annual evaluations if events occur or circumstances change that would indicate a possible impairment. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of a reporting unit. An impairment loss generally would be recognized when the carrying amount of  a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

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

Reclassifications: Certain reclassifications have been made to the 2010 financial statement presentation to correspond to the current year’s format. Total 2010 equity, cash flows and net loss were unchanged due to these reclassifications.

Recent Accounting Developments: In May 2011, the FASB issued Accounting Standards Update (ASU) ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  This ASU is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.  This ASU is not expected to have a material impact on the consolidated financial statements upon adoption.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated losses totaling $32,475,779 from inception through June 30, 2011, and a net working capital deficit of $4,481,304 as of June 30, 2011.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table summarizes results of OGM, Ceres, MPS and the Animal Wellness group classified as discontinued operations in the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales, net	$-	$79,162	$-	$577,952
Cost of goods sold	-	62,511	-	537,516
Gross profit	-	16,651	-	40,436
Operating expenses	3,275	245,332	1,732	549,238
Goodwill and intangible asset impairment	-	853,548		853,548
Loss from discontinued operations	(3,275)	(1,082,229)	(1,732)	(1,362,350)
Interest expense	(867)	(15,245)	(1,783)	(45,067)
Loss from discontinued operations before taxes	(4,142)	(1,097,474)	(3,515)	(1,407,417)
Income tax expense (benefit) from discontinued operations	-	-	-	-
Loss from discontinued operations	$(4,142)	$(1,097,474)	$(3,515)	$(1,407,417)

The following table summarizes the major classes of remaining assets and liabilities in OGM’s, Ceres’, MPS’s and the Animal Wellness group’s balance sheets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Cash	$1,998	$24,037
Accounts receivable	31,273	41,946
Current assets of discontinued operations	$33,271	$65,983

Accounts payable	$631,517	$654,715
Accrued liabilities and deferred revenue	73,215	73,215
Notes payable	48,315	48,315
Current liabilities of discontinued operations	$753,047	$776,245

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

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt and long-term debt (refer to Note 10. Long-term debt) as of June 30, 2011.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to June 30, 2011.

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

Due to the nature and timing of this transaction, as of June 30, 2011, the Company has made a good-faith estimate as to the value of the consideration paid for Guava and the fair value of acquired assets, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company intends to finalize these estimates and the purchase price allocation prior to the end of fiscal 2011.

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of January 26, 2011 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Guava.

Issuance of 7,000,000 shares of common stock with an estimated fair value of $.03 per share (closing price on January 26, 2011)	$210,000
Total purchase consideration	$210,000

Identifiable intangible assets	$210,000
Total assets acquired	210,000
Total purchase consideration	$210,000

The acquired intangible assets have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which the assets are expected to be consumed.

Note 7. Intangible Assets

Intangible Assets
Intangible assets, net consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Formulas	$1,000,000	$1,000,000
Customer relationships	400,000	400,000
Trademarks	100,000	100,000
Licensed assets (See Note 5)	243,700	243,700
Other (See Note 6)	210,000	-
	$1,953,700	$1,743,700

Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $60,293 in 2011, $166,349 in 2012, $351,171 in 2013 and $476,024 in 2014, and $899,863 thereafter.

Note 8.  Investments

Investments at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
PanTheryx, Inc.	$90,000	$90,000
Wish Upon a Hero, LLC	500,000	500,000
Total investments	$590,000	$590,000

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

Wish Upon A Hero

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of $400,000. WISH is an online community that focuses on the distribution of goodwill and human kindness. WISH connects people in need (Wishers) with people who can help (Heroes). The Company currently owns 22% of WISH.

In connection with the purchase of the WISH Units, the Company granted Non-Qualified Stock Options to the President of WISH, to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $.05 per share. Options to acquire 2,000,000 shares vested immediately with an additional 3,000,000 options vesting if WISH accumulates gross revenues of $5,000,000 on or before October 20, 2012 and an additional 3,000,000 options vesting if WISH accumulates $10,000,000 in gross revenues on or before October 20, 2012.  All vested options will expire on October 20, 2020.

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

Investments are accounted for under the cost method as the Company does not have the ability to exercise significant control or influence.

Note 9. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Short-term convertible notes payable	$2,285,371	$1,507,686
Short-term loans	144,300	144,300
	$2,429,671	$1,651,986

Short-term Convertible Notes Payable

A summary table of short-term convertible notes payable as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011	December 31, 2010
Commonwealth One	$-	$50,000
Plant Notes	82,037	89,867
Blake Note	100,000	100,000
CMS Notes, net of remaining debt discount of $7,292 at December 31, 2010	100,000	92,708
2010 Tranche I Notes, net of remaining debt discount of $16,667 and $28,889 at June 30, 2011 and December 31, 2010, respectively	2,003,334	1,175,111
Total	$2,285,371	$1,507,686

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

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes) during the quarters ended December 31, 2008 and March 31, 2009. Proceeds from the agreements totaled $105,000 with interest at 5.0% due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes. During the year ended December 31, 2010, the Company paid $20,000 in principal and accrued interest on the Plant Notes. During the quarter ended June 30, 2011, the Company paid an additional $10,000 in principal and accrued interest. The note holder has verbally extended the remaining balance of this note until further notice.

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

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured, bear interest at 10%, are due at various dates from April through May 2011, and are convertible into shares of the Company’s common stock at prices ranging from $0.03 to $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $1,389 and $12,222 was recorded for the three and six month periods  ended June 30, 2011, respectively.

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

On April 1, 2011, additional proceeds from 2010 Tranche I Notes were $500,000. The related note is unsecured, bears interest of 13%, is due on March 31, 2012, and is convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the note.

During the quarter ended June 30, 2011, $19,000 of the 2010 Tranche 1 Notes plus accrued interest of $1,405 was converted into 510,137 shares of the Company’s common stock.

Except for the CMS notes issued during the quarter ended March 31, 2010, and the initial $60,000 of 2010 Tranche I notes, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

Short Term Loans

In connection with the acquisition of WhiteHat on April 14, 2010, the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of June 30, 2011 and December 31, 2010 is $144,300. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 10.  Long-term Debt

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,330,095	$1,153,404

Liability for license agreement (total maturity value of $310,000 at June 30, 2011) (See Note 5)	258,743	254,286

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	62,500	37,500

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	162,500	87,500
	1,813,838	1,532,690
Less current portion:	(295,000)	(80,000)

Total long-term debt	$1,518,838	$1,452,690

Zero Coupon Notes
In December 2008, the Company issued Zero Coupon Convertible Subordinated notes payable with a maturity date of December 12, 2013 for proceeds of $3,035,000. No payments are required on the notes until maturity at which time the principal amount of $3,808,298 was due. Original interest discount (OID) accrues at a rate of 5% per year on the accreted value of the note. The holder may at any time during the term of the note convert the accreted value of the notes into shares of common stock of the Company. If either an event of default occurs under the note, as defined in the note agreement, or a change of control occurs with respect to the Company, the holder of the note may put the note to the Company at its accreted value.

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

On April 14, 2010, the acquisition of WhiteHat Holdings, LLC qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $90,239 and $176,691 was recorded for three and six month periods ended June 30, 2011, respectively.

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

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $50,000 and $100,000 was recorded for the three and six month periods ended June 30, 2011, respectively.

Future minimum payments on long-term debt at June 30, 2011 are as follows:

Years ending December 31,
Remaining 2011	$70,000
2012	480,000
2013	2,625,073
2014	80,000
$3,255,073

Note 11. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the three and six month periods ended June 30, 2011 and 2010, respectively:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Loss:
Net loss from continuing operations attributable to Capsalus Corp.	$(841,022)	$(627,270)	$(1,808,130)	$(1,228,735)
Net (loss) income from discontinued operations	(4,142)	(1,097,474)	(3,515)	(1,407,417)
Net loss attributable to Capsalus Corp.	$(845,164)	$(1,724,744)	$(1,811,645)	$(2,636,152)

Number of shares:
Weighted-average shares outstanding	411,251,857	322,648,047	404,228,234	253,238,415
Loss per share:
Net loss from continuing operations attributable to Capsalus Corp. per common share (basic and diluted)	$-	$-	$-	$-
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$(0.01)
Net loss attributable to Capsalus Corp. per common share (basic and diluted)	$-	$-	$-	$(0.01)

As of June 30, 2011, the Company had (i) 200,000 shares of common stock issuable upon the exercise of outstanding warrants, (ii) 109,882,161 shares of common stock issuable under convertible financing arrangements, (iii) 31,928,787 shares of common stock issuable as contingent consideration and (iv) 2,000,000 shares of common stock issuable upon the exercise of outstanding options.  As of June 30, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 55,792,905 shares of common stock issuable under convertible financing arrangements. These 144,010,948 and 57,232,905 shares as of June 30, 2011 and 2010, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 12. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 411,628,781 shares of its common stock issued and outstanding at June 30, 2011. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock. No shares are outstanding at June 30, 2011 and December 31, 2010.

Stock Issuances

During the quarter ended March 31, 2011, the Company issued:

•	2,500,000 shares of common stock valued at $50,000 ($0.02 per share) for cash.
•	1,150,000 shares of common stock valued at $26,000 (approximately $0.02 per share) to satisfy certain accounts payable of the Company.
•
5,600,000 shares of common stock valued at $224,000 ($0.04 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended March 31, 2011.

•
2,510,750 shares of common stock valued at $100,430 ($0.04 per share) for employee bonuses. This amount is included in the Company’s consolidated statements of operations for the quarter ended March 31, 2011.

•	7,000,000 shares of common stock valued at $210,000 ($0.03 per share) for the acquisition of Guava.
•	1,762,805 shares of common stock related to contingent consideration in connection with the acquisition of WhiteHat Holdings, LLC.
•	1,295,646 shares of common stock valued at $25,888 ($0.02 per share) to satisfy accrued interest payable of the Company.

During the quarter ended June 30, 2011, the Company issued:

•	510,137 shares of common stock valued at $20,405 ($0.04 per share) for the conversion of a $19,000 short-term note payable and $1,405 of related accrued interest payable.
•
179,085 shares of common stock valued at $3,582 ($0.02 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2011.

•
500,000 shares of common stock valued at $15,000 ($0.03 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended June 30, 2011.

Stock Warrants

At June 30, 2011 and December 31, 2010, the Company had a total of 200,000 warrants outstanding to purchase the Company's common stock at an exercise price of $0.125 per share.  The warrants expire on January 3, 2014.

Treasury Stock

As of June 30, 2011, the Company held 1,002,835 shares of its common stock in treasury with a total cost basis of $105,000.

Note 13. Commitments and Contingencies

Common Stock Shares Commitment

The Company failed to meet certain capital requirements related to the acquisition of WhiteHat in 2010. As a result, the Company was committed to issue 33,691,592 additional shares of its common stock (Additional Shares) to former WhiteHat shareholders. The Company recorded the fair value of the Additional Shares of $2,358,411 as additional purchase consideration and as a credit to additional paid-in capital in 2010. As of June 30, 2011, the Company has issued 1,762,805 of the Additional Shares and remains committed to issue the remaining 31,928,787 shares. Subsequent to June 30, 2011, the Company entered into settlement agreements with two former WhiteHat shareholders, and former employees of the Company, whereby these individuals agreed to forgo the issuance of Additional Shares related to them totaling 3,661,770 shares. The Company is currently in negotiations with other former WhiteHat shareholders to reduce the shares issuable to them under this commitment.

Litigation Matters

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Note 14. Income Taxes

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be more likely than not based on an assessment of the history of losses and the likelihood of sufficient future taxable income.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of June 30, 2011, we are no longer subject to U.S. federal tax examinations for tax years before 2007.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of June 30, 2011, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 15. Subsequent Events

Financing

On July 5, 2011, the Company entered into two separate short-term loan agreements with individuals for $100,000 and $100,000 respectively. Terms of the notes are as follows:
•	Unsecured.
•	Interest at 12%.
•	Principal and interest due on July 4, 2012.
•	Convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the note.

In addition, the Company issued common stock warrants to each note holder, for five million shares each. The warrants expire on July 5, 2014 and are exercisable at $0.08 per share at any time during the term of the agreements.

On July 19, 2011, the Company entered into a short-term loan agreement with an individual for $80,000. Terms of the note are as follows:
•	Unsecured.
•	Interest at 12%.
•	Principal and interest due on July 18, 2012.
•	Convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the note.

In addition, the Company issued common stock warrants to the note holder, for four million shares. The warrant expires on July 19, 2014 and is exercisable at $0.08 per share at any time during the term of the agreements.

On July 19, 2011, the Company issued the following:
•	30,000 shares of common stock, valued at $600 ($0.02 per share) for services.
•	650,000 shares of common stock, valued at $13,000 ($0.02 per share) for services.
•	1,500,000 shares of common stock, valued at $30,000 ($0.02 per share) into escrow related to a release and settlement agreement.
•	150,000 shares of common stock, valued at $3,000 ($0.02 per share) for services.
•	670,000 shares of common stock, valued at $3,000 ($0.02 per share) for bonuses.

Other

On July 11, 2011, the Company entered into a release and settlement agreement with its former CEO, Kevin P. Quirk. Under the terms of the agreement, the Company will pay to Mr. Quirk $198,000, payable in monthly installments through January of 2013.  Included with these payments is 1) the satisfaction of a $38,500 note payable to Mr. Quirk and accrued payroll of $71,000 that are recorded on the Company’s balance sheet, 2) Mr. Quirk will return 7,170,281 shares of the Company’s common stock that he currently holds, and 3) Mr. Quirk agrees to forgo the issuance of 3,004,016 contingent shares of the Company’s common stock that were due to him related to the acquisition of White Hat Brands, LLC during fiscal year 2010.

On July 28, 2011, the Company signed a non-binding letter of intent (LOI) to acquire the marketing rights and assets of GeneWize Life Sciences, Inc., a wholly owned direct-selling subsidiary of GeneLink Biosciences, Inc. (OTCBB:GNLK), a leading biosciences company specializing in consumer genomics. Under the terms of the LOI, the Company and GeneLink have begun negotiating a definitive purchase agreement. Any agreement is subject to certain conditions and may be subject to the approval of shareholders of one, or both parties. The LOI is non-binding and may be terminated by either party at any time without cause.

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

Guava is unique in various ways. We provide the broadest range of in-home non-medical and medical staffing services to individual clients, corporations and medical institutions. No previous medical or care giving experience is necessary to buy a healthcare franchise, and the Guava opportunity gives you the ready-made framework within which to build a successful business.

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

WhiteHat plans to tap the private label market for its more mainstream electrolyte powdered beverage mixes, offering a lower cost approach to penetrate the market than a branded product. White Hat is exploring private label opportunities for its product line with several large retail companies. The Company is also targeting to license its formulated powdered mixes among specialty sports-related enterprises.

We believe that we will require at least $1.5 million in funding in order for WhiteHat to affect this plan.

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

We have not generated any operating revenues from our current ongoing businesses, and as of June 30, 2011 we had incurred a cumulative consolidated net loss from inception of $32,475,779.

For the three and six month periods ended June 30, 2011, our consolidated net losses were $845,164 and $1,811,645, respectively. For the three and six month periods ended June 30, 2010 our consolidated net losses were $1,724,744 and $2,636,152, respectively. Our current liabilities as of June 30, 2011 exceeded current assets by $4,481,304.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Operating expenses increased to $610,192 in the quarter ended June 30, 2011 from $350,249 in the same quarter in 2010. Operating expenses increased due to operating expenses, which included expenses to further develop Guava’s franchise model, expenses to build the back office technology for use by future franchisees and salaries for staff, at Guava of $389,758, which was partially offset by decreased operating expenses of approximately $130,000 at WhiteHat due to a lack of funding available during the quarter.

Interest expense decreased to $230,830 in the quarter ended June 30, 2011 from $277,021 in the same quarter in 2010. Interest expense decreased due to the fact that approximately $1.1 million of the Company’s long-term zero-coupon notes payable were converted to shares of the Company’s common stock during the quarter ended September 30, 2010. This resulted in a lower principal balance for future quarters, thus resulting in lower interest expense. This decrease was partially offset by interest on additional notes payable and increased accretion of debt discounts on debt that remains recorded on the Company’s balance sheet.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Operating expenses increased to $1,348,087 in the six months ended June 30, 2011 from $860,396 in the same period in 2010. Operating expenses increased due operating expenses, which included expenses to further develop Guava’s franchise model, expenses to build the back office technology for use by future franchisees and salaries for staff, at Guava of $538,640 in the six months ended June 30, 2011.

Interest expense increased to $460,043 in the six months ended June 30, 2011 from $355,495 in the same period in 2010 due to additional notes payable and increased accretion of debt discounts.

Liquidity and Capital Resources

We had a cash balance of $28,274 as of June 30, 2011 and a cash balance of $36,662 as of December 31, 2010.

Intangible assets increased to $1,953,700 as of June 30, 2011 compared to $1,743,700 at December 31, 2010. The increase was due to the recording of intangible assets related to the acquisition of Guava during the six month period ended June 30, 2011.

Total assets at June 30, 2011 are $4,637,924 compared to $4,528,746 at December 31, 2010. This increase can be primarily attributed to assets recorded related to the acquisition of Guava during the six month period ended June 30, 2011.

As of June 30, 2011, we have current liabilities totaling $4,542,849 compared to $3,363,479 at December 31, 2010.  Changes are due to normal operations, to accrual increases for both interest payable and payroll payable, certain long-term debt obligations becoming due with one year and to new borrowings under short-term notes payable.

Long term debt as of June 30, 2011 is $1,518,838 compared to $1,452,690 at December 31, 2010. The increase can be attributed to the amortization of a beneficial conversion feature originally recorded during the quarter ended June 30, 2010 partially offset by certain long-term debt obligations becoming due with one year and thus being reported as a current liability.

Operating Activities

Net cash used in operations increased to $634,559 during the six months ended June 30, 2011 from $397,682 during the six months ended June 30, 2010. The increase in cash used in operations is due mainly to the use of cash for operations of Guava, which was acquired in 2011.

Investing Activities

Net cash used in investing activities increased to $200,000 during the six months ended June 30, 2011 from $95,357 during the six months June 30, 2010. In 2011, we invested $200,000 in WISH. In 2010, the use of cash was mainly attributable to the use of $103,500 for the acquisition of WHB, which was offset slightly by procees from the sale of marketable securities of $3,444 and from the sale of fixed assets of 4,699.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011 was $817,170, compared to $596,032 during the six months June 30, 2010. The primary reason for the increase in cash provided by financing activities was additional borrowings under short-term notes payable and reduced payments on short term debt.  More specifically, during the six months ended June 30, 2011, cash provided by the issuance of debt and stock was approximately $885,000 compared to $821,012 for the same period in 2010. Payments on short and long term debt were $67,830 during the six months ended June 30, 2011, compared to $224,980 during the same period in 2010. Proceeds from the sale of treasury stock were $14,530 during the six months ended June 30, 2010. There were no treasury stock sales in 2011.

Going Forward

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

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K/A for the year ended December 31, 2010, filed May 17, 2011.

Notwithstanding the material weaknesses that existed as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K/A for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company issued:

•	2,500,000 shares of common stock valued at $50,000 ($0.02 per share) for cash.
•	1,150,000 shares of common stock valued at $26,000 (approximately $0.02 per share) to satisfy certain accounts payable of the Company.
•	5,600,000 shares of common stock valued at $224,000 ($0.04 per share) for professional services.
•	2,510,750 shares of common stock valued at $100,430 ($0.04 per share) for employee bonuses.
•	7,000,000 shares of common stock valued at $210,000 ($0.03 per share) for the acquisition of Guava.
•	1,762,805 shares of common stock related to contingent consideration in connection with the acquisition of WhiteHat Holdings, LLC.
•	1,295,646 shares of common stock valued at $25,888 ($0.02 per share) to satisfy accrued interest payable of the Company.

During the quarter ended June 30, 2011, the Company issued:

•	510,137 shares of common stock valued at $20,405 ($0.04 per share) for the conversion of a $19,000 short-term note payable and $1,405 of related accrued interest payable.
•	179,085 shares of common stock valued at $3,582 ($0.02 per share) for professional services.
•	500,000 shares of common stock valued at $15,000 ($0.03 per share) for professional services.

All of the investors above are sophisticated individuals who had the opportunity to review all of the Company’s SEC filings and to discuss with the officers and directors of the Company the business and financial activities of the Company. All of the investors acquired their common stock (the “Securities”) for investment and not with a view toward distribution. All of the stock certificates issued have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company issued the Securities in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D, there under.

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

101  Interactive Data Files
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

Capsalus Corp.

Date: August 22, 2011	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Executive Officer

	By:	/s/ Patrick G. Sheridan
Patrick G. Sheridan, Chief Financial Officer