Form 10-Q
period 2011-09-30
CAPSALUS CORP
filed 2011-11-21
CIK 949189

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-146744

CAPSALUS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338837
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

 618 S. Northwest Highway #139, Barrington, IL 60010
(Address of principal executive offices)

(888) 400-7179
(Issuer's telephone number)

Capsalus Corp. , 2675 PACES FERRY ROAD, SUITE 100, ATLANTA, GA 30339

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

As of November 17, 2011, 424,978,781 shares of common stock were outstanding.

CAPSALUS CORP.

CAPSALUS CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$4,040	$36,662
Current assets of discontinued operations	9,879	65,983
Other current assets	-	54,064
Total Current Assets	13,919	156,709

Property and equipment, net	15,098	23,585
Goodwill	2,014,752	2,014,752
Intangible assets, net	1,953,700	1,743,700
Investments	607,500	590,000
TOTAL ASSETS	$4,604,969	$4,528,746

CURRENT LIABILITIES
Accounts payable	$569,559	$287,663
Accrued compensation	286,891	186,888
Accrued interest	388,352	180,697
Preferred unit subscription payable	-	200,000
Current liabilities of discontinued operations	736,140	776,245
Embedded derivatives and share liability	206,680	-
Short-term notes payable and other debt	2,466,379	1,651,986
Current portion of long-term debt obligations	425,000	80,000

Total Current Liabilities	5,079,001	3,363,479

Liabilities for warrants to purchase common stock	150,889	-
Long-term debt obligations, net of current portion	1,540,886	1,452,690

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 500,000,000 shares authorized, 424,628,781 and
388,620,388 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	424,629	388,620
Treasury stock	(105,000)	(105,000)
Additional paid-in capital	30,277,811	30,093,091
Accumulated deficit	(32,763,247)	(30,664,134)

Total Stockholders' Deficit	(2,165,807)	(287,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,604,969	$4,528,746

The accompanying notes are an integral part of these consolidated financial statements.

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales, net	$-	$-	$-	$-

Operating expenses	607,200	516,952	1,955,287	1,377,347

Loss from continuing operations	(607,200)	(516,952)	(1,955,287)	(1,377,347)

Other income (expense):
Realized loss on sale of marketable securities	-	-	-	(12,844)
Gain on warrants, derivatives and share liability	690,807	-	690,807	-
Interest expense	(368,744)	(1,039,654)	(828,787)	(1,395,150)
Total other income (expense)	322,063	(1,039,654)	(137,980)	(1,407,994)

Loss from continuing operations before provision for income taxes	(285,137)	(1,556,606)	(2,093,267)	(2,785,341)

Income tax provision	-	-	-	-

Net loss from continuing operations	(285,137)	(1,556,606)	(2,093,267)	(2,785,341)

Net income (loss) from discontinued operations, net of income tax benefit of $0 and $0, respectively	(2,331)	191,476	(5,846)	(1,215,941)
Net loss	$(287,468)	$(1,365,130)	$(2,099,113)	$(4,001,282)

Net loss from continuing operations per common share (basic and diluted)	$-	$-	$(0.01)	$(0.01)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss per common share (basic and diluted)	$-	$-	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	414,009,216	383,364,985	406,852,859	297,090,592

The accompanying notes are an integral part of these consolidated financial statements.

CAPSALUS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss from continuing operations	$(2,093,267)	$(2,785,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,487	19,129
Amortization of deferred financing costs	4,064	12,992
Amortization of debt discounts	550,961	1,192,841
Gain on warrants, derivatives and share liability	(690,807)	-
Excess of warrant liability and embedded derivatives over debt balance	34,800	-
Amortization of prepaid management fees	-	52,500
Accretion of interest on long-term debt	-	120,097
Loss on sale of marketable securities	-	12,844
Common stock issued for services	403,012	177,613
Decrease in operating assets:
Other current assets	50,000	86,631
Increase in operating liabilities:
Accounts payable and accrued expenses	639,847	159,650

Total adjustments	1,000,364	1,834,296

Net cash used in operating activities	$(1,092,903)	$(951,045)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	-	3,444
Acquisitions, net of cash acquired		(103,500)
Proceeds from the sale of property and equipment		-
Investments	(217,500)	-
Net cash used in investing activities	$(217,500)	$(100,056)

Cash flows from financing activities:
Proceeds from short term notes payable	1,140,000	1,354,118
Payments on short term notes payable	(115,372)	(258,117)
Proceeds from long-term debt	-	400,000
Payments on long-term debt	(10,000)	(30,000)
Proceeds from the sale of common stock	250,000	116,500
Proceeds from the sale of treasury stock	-	48,507
Net cash provided by financing activities	$1,264,628	$1,631,008

Cash flows from discontinued operations:
Net cash used in operating activities	-	(36,913)
Net cash provided by investing activities	-	31,000
Net cash provided by (used in) financing activities	13,153	(50,118)
Net cash provided by (used in) discontinued operations	$13,153	$(56,031)

Net increase (decrease) in cash	$(32,622)	$523,876

Cash, beginning of period	36,662	60,144

Cash, end of period	$4,040	$584,020

Supplemental cash and non-cash flow information
Beneficial conversion feature related to short-term debt	$-	$(2,413,158)
Liabilities for warrants to purchase common stock	$347,490	$-
Embedded derivatives and share liabiilty	$700,886	$-
Common stock issued to pay accounts payable	$23,000	$41,875
Common stock issued for conversion of short-term debt	$19,000	$1,106,037
Common stock issued for accrued interest	$27,293	$-
Common stock issued in connection with the acquisition of Guava	$210,000	$-
Common stock issued for prepaid marketing fees	$-	$56,000
Conversion of preferred stock into common stock	$-	$88,000
Cash paid for interest	$7,120	$9,308
Loss on sale of treasury stock	$-	$(173,668)
Unrealized gain (loss) on marketable securities	$-	$(12,065)

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

Accounting for Convertible Debentures, Warrants and Derivative Instruments: The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

Warrants to purchase common stock and embedded conversion options which are accounted for as liabilities are recorded in the consolidated balance sheets at fair value with unrealized changes in the fair values of these derivatives being recorded in the consolidated statements of operations as “gain or loss on warrants, derivatives and share liability”.  The recognition of the fair value of derivative liabilities (i.e., warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from units-type offerings (i.e., preferred stock with freestanding warrants) or from a debt instrument, is recognized immediately in the consolidated statements of operations as “gain or loss on warrants, derivatives and share liability” or “interest expense,” respectively. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument.  This discount is amortized over the life of the debt instrument using the effective interest method. The value of the warrants and derivatives associated with the units-type offerings is credited to additional paid-in-capital upon conversion to common stock.

The Company uses the Black-Scholes pricing model to determine fair values of its derivative liabilities. Valuations derived from this model are subject to ongoing internal verification and review. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

The Company accounts for debt issued with common stock, equity-classified detachable stock purchase warrants, and/or other equity-classified incentives by allocating the proceeds of the debt between the debt and incentives based on the relative estimated fair values of the debt security without incentives and the incentives themselves.  The amount allocated to the incentives would then be reflected as both an increase to stock and/or additional paid-in capital and as a debt discount that would be amortized over the term of the debt

In the case of convertible debt instruments, the proceeds from the issuance of convertible notes are first allocated between the convertible notes and any incentives.  If the amount allocated to convertible notes results in an effective per share conversion price less than the fair market price of the Company’s common stock, the intrinsic value of this beneficial conversion feature is recorded as a further discount to the convertible notes.  The beneficial conversion feature discount is equal to the difference between the effective conversion ratio and the fair market price of the Company’s common stock, with a corresponding increase to additional paid-in capital.
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

Note 3. Going Concern Uncertainty

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated losses totaling $32,763,247 from inception through September 30, 2011, and a net working capital deficit of $5,065,082 as of September 30, 2011.  The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses until such funding is obtained. We are currently attempting to raise these funds by means of one or more private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

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

The following table summarizes results of OGM, Ceres, MPS and the Animal Wellness Group classified as discontinued operations in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales, net	$-	$13,437	$-	$591,389
Cost of goods sold	-	20,142	-	557,658
Gross profit	-	(6,705)	-	33,731
Operating expenses	2,032	35,571	3,764	584,809
Goodwill and intangible asset impairment	-	-		853,548
Loss from discontinued operations	(2,032)	(42,276)	(3,764)	(1,404,626)
Other income (expense)	(299)	233,752	(2,082)	188,685
Income (loss) from discontinued operations before taxes	(2,331)	191,476	(5,846)	(1,215,941)
Income tax expense (benefit) from discontinued operations	-	-	-	-
Net income (loss) from discontinued operations	$(2,331)	$191,476	$(5,846)	$(1,215,941)

The following table summarizes the major classes of remaining assets and liabilities in OGM’s, Ceres’, MPS’s and the Animal Wellness group’s balance sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Cash	$-	$24,037
Accounts receivable	9,879	41,946
Current assets of discontinued operations	$9,879	$65,983

Accounts payable	$614,610	$654,715
Accrued liabilities and deferred revenue	73,215	73,215
Notes payable	48,315	48,315
Current liabilities of discontinued operations	$736,140	$776,245

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

The agreement calls for minimum royalties totaling $350,000 to be paid as follows:

$30,000	September 11, 2010 (1)
$80,000	September 11, 2011 (2)
$80,000	September 11, 2012
$80,000	September 11, 2013
$80,000	September 11, 2014

(1)	The Company made this payment by the due date referenced above.
(2)
The Company paid $10,000 of this amount during the quarter ended March 31, 2011. As of the date of this report, the remainder of this amount is unpaid. Platte Valley has verbally agreed to extend the due date of this payment until the Company can procure funding.

The Company has imputed interest on these installments at a rate of 12%, which is equivalent to the Company’s estimated borrowing rate as of the date of the agreement. The discounted value of the licensed asset totals $243,700 and has been included in intangible assets on our consolidated balance sheet and a corresponding liability included in current portion of long-term debt obligations (refer to Note 10. Long-term debt) as of September 30, 2011.

The Company is treating these minimum royalty payments as a purchase of the related formulations and marketing rights as once these minimum royalty payments are made, the Company will have sole title to the formulations and marketing rights.

In addition, the Company is required to pay additional royalties of 4% of net sales of the products that exceed $2,000,000 in each year of the agreement. These royalties will be recorded as incurred. There were no sales of this product during the period from August 11, 2009 to September 30, 2011.

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

Due to the nature and timing of this transaction, as of September 30, 2011, the Company has made a good-faith estimate as to the value of the consideration paid for Guava and the fair value of acquired assets, including identifiable intangibles, and recorded a preliminary purchase price allocation.  The Company intends to finalize these estimates and the purchase price allocation prior to the end of fiscal 2011.

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

Issuance of 7,000,000 shares of common stock with an estimated fair value of $.03 per share (closing price on January 26, 2011)	$210,000
Total purchase consideration	$210,000

Identifiable intangible assets	$210,000
Total assets acquired	$210,000

The acquired intangible assets have an estimated weighted average useful life of five years and will be amortized using a method that reflects the pattern in which the assets are expected to be consumed.

Note 7. Intangible Assets

Intangible Assets
Intangible assets, net consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Formulas	$1,000,000	$1,000,000
Customer relationships	400,000	400,000
Trademarks	100,000	100,000
Licensed assets (See Note 5)	243,700	243,700
Other (See Note 6)	210,000	-
	$1,953,700	$1,743,700

The Company does not anticipate sales from employing these intangible assets until 2012. As such,  estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: none in the remainder of 2011, $81,293 in 2012, $166,349 in 2013, $351,171 in 2014, $476,024 in 2015, and $878,863 thereafter.

Note 8.  Investments

Investments (recorded at cost) at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
PanTheryx, Inc.	$90,000	$90,000
Wish Upon a Hero, LLC	517,500	500,000

Total investments	$607,500	$590,000

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

Wish Upon A Hero

On October 20, 2010, the Company executed an irrevocable Subscription Agreement for the purchase of 200,000 Class B Preferred Units (the “Units”) of Wish Upon A Hero, LLC, a Delaware limited liability company (“WISH”), for an aggregate consideration of $400,000. WISH is an online community that focuses on the distribution of goodwill and human kindness. WISH connects people in need (Wishers) with people who can help (Heroes). During the quarter ended September 30, 2011, the Company purchased additional Units for $17,500. The Company currently owns 22.875% of WISH.

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

These investments are accounted for under the cost method as the Company does not have the ability to exercise significant control or influence.

Note 9. Short-term Notes Payable and Other Debt

Short-term notes payable and other debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Short-term convertible notes payable	$2,375,579	$1,507,686
Short-term loans	90,800	144,300
	$2,446,379	$1,651,986

Short-term Convertible Notes Payable

A summary table of short-term convertible notes payable as of September 30, 2011 and December 31, 2010 follows:

	September 30, 2011	December 31, 2010
Commonwealth One	$-	$50,000
Plant Notes	77,996	89,867
Blake Note	100,000	100,000
CMS Notes, net of remaining debt discount of $7,292 at December 31, 2010	100,000	92,708
2010 Tranche I Notes, net of remaining debt discount of $227,417 and $28,889 at September 30, 2011 and December 31, 2010, respectively	2,097,583	1,175,111
Total	$2,375,579	$1,507,686

Commonwealth One
The Commonwealth One round of financing was closed in the quarter ended December 31, 2008. Proceeds from the notes were $550,000. Interest at 12.0% was due with the principal on various dates through June 2009. The notes were unsecured and are convertible into shares of the Company’s common stock at $0.045 per share at any time during the term of the notes.

During the quarter ended March 31, 2011, the remaining principal balance of $50,000 was paid in cash and $25,888 of related accrued interest was converted into 1,295,646 shares of the Company’s common stock at $0.02 per share.

Plant Notes
The Company also entered into loan agreements with an unrelated individual (Plant Notes) during the quarters ended December 31, 2008 and March 31, 2009. Proceeds from the agreements totaled $105,000 with interest at 5.0% due with the principal on June 30, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.50 per share at any time during the term of the notes. During the year ended December 31, 2010, the Company paid $20,000 in principal and accrued interest on the Plant Notes. During the nine months ended September 30, 2011, the Company paid an additional $15,000 in principal and accrued interest. The note holder has verbally extended the remaining balance of this note until further notice.

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

2010 Tranche I Notes
During the quarter ended June 30, 2010, the Company entered into a round of financing with a group of individual lenders. Proceeds from the notes (2010 Tranche I Notes) were $60,000 as of June 30, 2010. The notes are unsecured, bear interest at 10%, are due at various dates from April through May 2011, and are convertible into shares of the Company’s common stock at prices ranging from $0.03 to $0.04 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $60,000. The discount recorded has been fully amortized to interest expense as of September 30, 2011. Amortization of $16,667 and $28,889 was recorded for the three and nine month periods ended September 30, 2011, respectively.

During the quarter ended September 30, 2010, additional proceeds from 2010 Tranche I Notes were $1,144,000. These notes are unsecured, bear interest ranging from 10% to 12%, are due at various dates from July through September 2011, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

During the quarter ended March 31, 2011, additional proceeds from 2010 Tranche I Notes were $335,000. These notes are unsecured, bear interest ranging from 10% to 13%, are due at various dates from January through March 2012, and are convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the notes.

On April 1, 2011, additional proceeds from a 2010 Tranche I Note were $500,000. The related note is unsecured, bears interest of 13%, is due on March 31, 2012, and is convertible into shares of the Company’s common stock at $0.04 per share at any time during the term of the note.

During the quarter ended June 30, 2011, $19,000 of the 2010 Tranche 1 Notes plus accrued interest of $1,405 was converted into 510,137 shares of the Company’s common stock.

During the quarter ended September 30, 2011, additional proceeds from 2010 Tranche I Notes were $305,000. The related notes are unsecured, bear interest of 12%, are due on various dates from July through September 2012, and are convertible into shares of the Company’s common stock at $0.02 per share any time during the term of the notes.  In addition, the Company issued common stock warrants to each note holder, for an aggregate total of 15,250,000 shares. The warrants expire on various dates from July through September 2014, and are exercisable at $0.08 per share at any time during the term of the agreements.  As a result of the Company no longer having any authorized unissued shares of common stock (see Note 12), the warrants issued with these notes and the embedded conversion features were recorded as liabilities and as a discount to the notes at their estimated fair value.  The estimated fair value of the warrants and conversion features totaled $333,800.  The excess fair value over the face value of the notes was recorded immediately to interest expense, while the remaining $299,000 of discounts are being amortized to interest expense over the term of the notes.  Amortization of $71,583 was recorded for the three and nine month periods ended September 30, 2011.

Except as noted herein, the conversion prices of all other convertible notes were established at, or above, the then current market price of the Company’s common stock and therefore, no beneficial conversion feature discount has been recorded.

Short Term Loans

In connection with the acquisition of WhiteHat on April 14, 2010, the Company assumed notes payable totaling $309,300. The outstanding balance of the notes as of September 30, 2011 and December 31, 2010 is $90,800 and $144,300, respectively. Interest is at 10%, principal and interest payments are due upon demand, and the notes are unsecured.

Note 10.  Long-term Debt

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Zero Coupon Convertible Subordinated Notes Payable, interest at 5.0%, principal and interest due December 12, 2013, convertible into shares of common stock of the Company at $0.076 per share at any time, unsecured (total maturity value of $2,545,073)	$1,424,344	$1,153,404

Liability for license agreement (total maturity value of $310,000 at September 30, 2011) (See Note 5)	266,542	254,286

Convertible Note Payable, interest at 12.0%, principal and interest due April 1, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $100,000)	75,000	37,500

Convertible Note Payable, interest at 12.0%, principal and interest due June 2, 2012, convertible into shares of common stock of the Company at $0.02 per share at any time, unsecured, net of debt discount (face value of $300,000)	200,000	87,500
	1,965,886	1,532,690
Less current portion:	(425,000)	(80,000)

Total long-term debt	$1,540,886	$1,452,690

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

On April 14, 2010, the acquisition of WhiteHat Holdings, LLC qualified as a triggering event for the weighted-average anti-dilution adjustments. The Company evaluated the event based upon the note agreement and determined that the conversion price of the notes should be adjusted down to $0.076 per share.  Since this new conversion price is lower than the original conversion price, the Company recognized and recorded a beneficial conversion feature discount, in the form of a debt discount, in the amount of $1,812,180. The discount recorded is being amortized to interest expense over the remaining life of the notes using the effective interest method. Amortization of $94,249 and $270,940 was recorded for three and nine month periods ended September 30, 2011, respectively.

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

Convertible Notes Payable
During the quarter ended June 30, 2010, the Company entered into a financing agreement with an individual lender. Proceeds from the notes were $100,000 on April 1, 2010 and $300,000 on June 2, 2010. The notes are unsecured and are convertible into shares of the Company’s common stock at $0.02 per share at any time during the term of the notes. As the conversion price of the notes was below the then current market price of the Company’s common stock, a beneficial conversion feature discount was recorded, in the form of a debt discount, in the amount of $100,000 and $300,000, respectively. The discount recorded is being amortized to interest expense over the life of the notes. Amortization of $50,000 and $150,000 was recorded for the three and nine month periods ended September 30, 2011, respectively.

Future minimum payments on long-term debt at September 30, 2011 are as follows:

Years ending December 31,
Remaining 2011	$70,000
2012	480,000
2013	2,625,073
2014	80,000
$3,255,073

 Note 11. Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding. The table below shows the calculation of basic and diluted loss per share for the three and nine month periods ended September 30, 2011 and 2010, respectively:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Loss:
Net loss from continuing operations	$(285,137)	$(1,556,606)	$(2,093,267)	$(2,785,341)
Net (loss) income from discontinued operations	(2,331)	191,476	(5,846)	(1,215,941)
Net loss	$(287,468)	$(1,365,130)	$(2,099,113)	$(4,001,282)

Number of shares:
Weighted-average shares outstanding	414,009,216	383,364,985	406,852,859	297,090,592
Loss per share:
Net loss from continuing operations per common share (basic and diluted)	$-	$-	$(0.01)	$(0.01)
Net loss from discontinued operations per common share (basic and diluted)	$-	$-	$-	$-
Net loss per common share (basic and diluted)	$-	$-	$(0.01)	$(0.01)

As of September 30, 2011, the Company had (i) 200,000 shares of common stock issuable upon the exercise of outstanding warrants, (ii) 56,057,247 shares of common stock issuable under convertible financing arrangements and (iii) 19,113,972 shares of common stock issuable as contingent consideration. As of September 30, 2010, the Company had (i) 1,240,000 shares of common stock issuable under convertible preferred stock arrangements, (ii) 200,000 shares of common stock issuable upon the exercise of outstanding warrants and (iii) 86,284,218 shares of common stock issuable under convertible financing arrangements. These 75,371,219 and 87,724,218 shares as of September 30, 2011 and 2010, respectively, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Note 12. Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $.001 par value common stock. The Company has 424,628,781 shares of its common stock issued and outstanding at September 30, 2011. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

The Company is authorized to issue 10,500,000 shares of $0.05 par value preferred stock. No shares are outstanding at September 30, 2011 and December 31, 2010.

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

During the quarter ended September 30, 2011, the Company issued:

•
1,500,000 shares of common stock, valued at $30,000 ($0.02 per share) were issued to a financial services company related to a release and settlement agreement. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2011.

•
830,000 shares of common stock valued at $16,600 ($0.02 per share) for professional services. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2011.

•
670,000 shares of common stock valued at $13,400 ($0.02 per share) for a retention bonus to an officer of the Company. This amount is included in the Company’s consolidated statements of operations for the quarter ended September 30, 2011.

•
10,000,000 shares of common stock and a warrant to purchase 7,500,000 shares of the Company’s common stock for  $200,000  in cash.  The warrant is exercisable at $0.02 per share and expires on September 1, 2016.

Stock Warrants

During the quarter ended September 30, 2011, warrants to purchase shares of the Company’s common stock of 15,250,000 and 7,500,000, respectively, were issued related to notes payable and to a stock purchase. The warrants are exercisable at prices ranging from $0.02 to $0.08 per share and expire on various dates through September 1, 2016.

The Company had a total of 22,950,000 and 200,000 warrants to purchase shares of the Company’s common stock outstanding as of September 30, 2011 and December 31, 2010, respectively. The warrants are exercisable at prices ranging from $0.02 to $0.125 per share and expire on various dates through September 1, 2016.

Treasury Stock

As of September 30, 2011, the Company held 1,002,835 shares of its common stock in treasury with a total cost basis of $105,000.

Liability for Warrants and Embedded Derivatives and Share Liability

As of July 1, 2011, the Company did not have sufficient authorized shares of common stock required to settle the outstanding convertible debt, warrants and contingent shares related to the acquisition of WhiteHat Brands, LLC (see Note 13), if converted. As such, the conversion features of the 2010 Tranche I Notes are considered embedded derivatives requiring bifurcation from the debt host and  were recorded on the consolidated balance sheet as a embedded derivative liability at fair value with a corresponding debit to additional paid-in capital. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants, derivatives and share liability” in the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the fair value of derivatives embedded in convertible debt was $115,150 and zero, respectively.

As a result of not having sufficient authorized shares, a portion of the contingent shares related to the acquisition of WhiteHat Brands, LLC are also considered a liability and thus were recorded on the consolidated balance sheet as a share liability at fair value with a corresponding debit to additional paid-in capital as of July 1, 2011.  This share liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants, derivatives and share liability” in the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the fair value of the share liability was $91,530 and zero, respectively.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants were recorded at fair value and classified as a warrant liability in the consolidated balance sheet with a corresponding debit to additional paid-in capital. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants, derivatives and share liability” in the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the fair value of the warrants was $150,889 and zero, respectively.

The embedded derivatives, share liability and warrants are measured at fair value generally using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies and the expected means of settlement.

Note 13. Commitments and Contingencies

Common Stock Shares Commitment

The Company failed to meet certain capital requirements related to the acquisition of WhiteHat in 2010. As a result, the Company was committed to issue 33,691,592 additional shares of its common stock (Additional Shares) to former WhiteHat shareholders. The Company recorded the fair value of the Additional Shares of $2,358,411 as additional purchase consideration and as a credit to additional paid-in capital in 2010. As of September 30, 2011, the Company has issued 1,762,805 of the Additional Shares. During the quarter ended September 30, 2011, the Company entered into settlement agreements with two former WhiteHat shareholders, and former employees of the Company, whereby these individuals agreed to forgo the issuance of Additional Shares related to them totaling 3,661,770 shares. Though the Company  remains committed to issue the remaining 28,267,017 shares, the Company is currently in negotiations with other former WhiteHat shareholders to reduce the shares issuable to them under this commitment.

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

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2011, we are no longer subject to U.S. federal tax examinations for tax years before 2007.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2011, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 15. Subsequent Events

On November 16, 2011, the Company issued 350,000 shares of common stock valued at $7,000 ($0.02 per share) for professional services.
On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with GeneLink, Inc. (“GeneLink”), pursuant to which GeneLink has agreed to sell 100% of the stock of GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provides for a purchase price of $500,000 payable at the closing of the transactions contemplated thereby, plus an earnout of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The closing is conditioned upon, among other things, the approval of the shareholders of GeneLink.

GeneLink, GeneWize and the Company also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which the Company will manage the operation of GeneWize until the closing or termination of the Stock Purchase Agreement.  Pursuant to the Interim Management Agreement, the Company will be responsible for all expenses and shall receive all revenues of GeneWize from October 1, 2011 through the closing or termination of the transactions contemplated by the Stock Purchase Agreement.

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

Plan of Operation

Overview

WhiteHat Holdings, LLC (WhiteHat) was acquired on April 14, 2010. In combining with WhiteHat, the Company is creating a new, consumer-driven business unit, the Nutritional Products Division, focused on healthy food and beverages. WhiteHat is committed to promoting the health and wellness of children by providing healthy and nutritious products and related services to support healthy eating habits and regular physical activity, especially during the pre-teen years. WhiteHat intends to produce a variety of great-tasting, fortified juice beverages for kids under the brand Dog On It! TM that are made with all-natural ingredients and loaded with calcium and vitamins A, B, C, D & E – without adding excess sugar or high fructose corn syrup. WhiteHat is headquartered in Atlanta, GA.

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

Guava is unique in various ways. Guava will provide the broadest range of in-home non-medical and medical staffing services to individual clients, corporations and medical institutions. No previous medical or care giving experience is necessary to buy a healthcare franchise, and the Guava opportunity gives you the ready-made framework within which to build a successful business.

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

WhiteHat plans to tap the private label market for its more mainstream electrolyte powdered beverage mixes, offering a lower cost approach than a branded product to penetrate the market than a branded product. White Hat is exploring private label opportunities for its product line with several large retail companies. The Company is also targeting to license its formulated powdered mixes among specialty sports-related enterprises.

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

We have not generated any operating revenues from our current ongoing businesses, and as of September 30, 2011 we had incurred a cumulative consolidated net loss from inception of $32,763,247.

For the three and nine month periods ended September 30, 2011, our consolidated net losses were $287,468 and $2,099,113, respectively. For the three and nine month periods ended September 30, 2010 our consolidated net losses were $1,365,130 and $4,001,282, respectively. Our current liabilities as of September 30, 2011 exceeded current assets by $5,065,082.

Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding to pay down certain payables and accruals and to provide working capital. Should we be unable to obtain additional funding in the next 3 months, we would be required to further cut expenses until such funding is obtained. We are currently attempting to raise these funds by means of one or more private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding.  We also are exploring commercial and joint venture financing opportunities. If we are unsuccessful in raising funds, we may have to reduce expenses and/or cease operations altogether.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Operating expenses increased to $607,200 in the quarter ended September 30, 2011 from $516,952 in the same quarter in 2010. Operating expenses increased primarily due to costs associated with the  further development of Guava’s franchise model, expenses to build the back office technology for use by future franchisees and salaries for staff of approximately $407,000. These expense increases were partially offset by decreased operating expenses of approximately $130,000 at WhiteHat due to a lack of funding available during the quarter.

Interest expense decreased to $368,744 in the quarter ended September 30, 2011 from $1,039,654 in the same quarter in 2010. This decrease was primarily due to the Company recording approximately $671,000 less amortization of debt discounts in the quarter ended September 30, 2011 versus the same period one year ago.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Operating expenses increased to $1,955,287 in the nine months ended September 30, 2011 from $1,377,347 in the same period in 2010. Operating expenses increased primarily due to costs associated with the further development of Guava’s franchise model, expenses to build the back office technology for use by future franchisees and salaries for staff of approximately $946,000. This increase was partially offset by cost containment measures at the Company’s corporate office and at White Hat due to the lack of funding available.

Interest expense decreased to $828,787 in the nine months ended September 30, 2011 from $1,395,150 in the same period in 2010 due primarily to the Company recording approximately $607,000 less amortization of debt discounts in the nine month period ended September 30, 2011 versus the same period one year ago.

Liquidity and Capital Resources

We had a cash balance of $4,040 as of September 30, 2011 and a cash balance of $36,662 as of December 31, 2010.

Intangible assets increased to $1,953,700 as of September 30, 2011 compared to $1,743,700 at December 31, 2010. The increase was due to the recording of intangible assets related to the acquisition of Guava during the nine month period ended September 30, 2011.

Total assets at September 30, 2011 are $4,604,969 compared to $4,528,746 at December 31, 2010. This increase can be primarily attributed to assets recorded related to the acquisition of Guava during the nine month period ended September 30, 2011.

As of September 30, 2011, we have current liabilities totaling $5,079,001 compared to $3,363,479 at December 31, 2010.  Changes are due to normal operations, to accrual increases for interest and payroll , certain long-term debt obligations becoming due within one year, new borrowings under short-term notes payable and the recording of embedded derivatives and share liability.

Long term debt as of September 30, 2011 is $1,540,886 compared to $1,452,690 at December 31, 2010. The increase can be attributed to the amortization of a debt discount related to the beneficial conversion feature originally recorded in 2010 partially offset by certain long-term debt obligations becoming due within one year and thus being reported as a current liability.

Operating Activities

Net cash used in operations increased to $1,092,903 during the nine months ended September 30, 2011 from $951,045 during the nine months ended September 30, 2010. The increase in cash used in operations is due mainly to the use of cash for operations of Guava, which was acquired in 2011.

Investing Activities

Net cash used in investing activities increased to $217,500 during the nine months ended September 30, 2011 from $100,056 during the nine months September 30, 2010. In 2011, we invested $217,500 in WISH. In 2010, the use of cash was mainly attributable to the use of $103,500 for the acquisition of WhiteHat Holdings, LLC., which was offset slightly by proceeds from the sale of marketable securities of $3,444.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 was $1,264,628, compared to $1,631,008 during the nine months September 30, 2010. The primary reason for the decrease in cash provided by financing activities was higher borrowings under short-term notes payable and reduced payments on short term debt in 2010.  More specifically, during the nine months ended September 30, 2011, cash provided by the issuance of debt and stock was $1,390,000 compared to $1,870,618 for the same period in 2010. Payments on short and long term debt were $125,372 during the nine months ended September 30, 2011, compared to $288,117 during the same period in 2010. Proceeds from the sale of treasury stock were $48,507 during the nine months ended September 30, 2010. There were no treasury stock sales in 2011.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

None.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2011, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”). Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure because of those material weaknesses relating to internal controls that are described in Item 9A(T). of the Company’s Form 10-K/A for the year ended December 31, 2010, filed May 17, 2011.

Notwithstanding the material weaknesses that existed as of September 30, 2011, our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T). of our Form 10-K/A for the year ended December 31, 2010, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect these material weaknesses to continue until our capital needs are met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, the Company issued:

•	2,500,000 shares of common stock valued at $50,000 ($0.02 per share) for cash.
•	1,150,000 shares of common stock valued at $26,000 (approximately $0.02 per share) to satisfy certain accounts payable of the Company.
•	5,600,000 shares of common stock valued at $224,000 ($0.04 per share) for professional services.
•	2,510,750 shares of common stock valued at $100,430 ($0.04 per share) for employee bonuses.
•	7,000,000 shares of common stock valued at $210,000 ($0.03 per share) for the acquisition of Guava.
•	1,762,805 shares of common stock related to contingent consideration in connection with the acquisition of WhiteHat Holdings, LLC.
•	1,295,646 shares of common stock valued at $25,888 ($0.02 per share) to satisfy accrued interest payable of the Company.

During the quarter ended June 30, 2011, the Company issued:

•	510,137 shares of common stock valued at $20,405 ($0.04 per share) for the conversion of a $19,000 short-term note payable and $1,405 of related accrued interest payable.
•	179,085 shares of common stock valued at $3,582 ($0.02 per share) for professional services.
•	500,000 shares of common stock valued at $15,000 ($0.03 per share) for professional services.

During the quarter ended September 30, 2011, the Company issued:

•	1,500,000 shares of common stock, valued at $30,000 ($0.02 per share) related to a release and settlement agreement.
•	830,000 shares of common stock valued at $16,600 ($0.02 per share) for professional services.
•	670,000 shares of common stock valued at $13,400 ($0.02 per share) for a retention bonus to an officer of the Company.
•	10,000,000 shares of common stock stock and a warrant to purchase 7,500,000 shares of the Company’s common stock for $200,000 in cashvalued at $200,000 ($0.02 per share) for cash.

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

Capsalus Corp.

Date: November 21, 2011	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Executive Officer/Chief Financial Officer